Form 10-Q
period 2018-03-31
Peninsula Acquisition Corp
filed 2018-05-10
CIK 1715768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	1,000,000
(Class)	Outstanding at May 9, 2018

PENINSULA ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

PENINSULA ACQUISITION CORPORATION

March 31, 2018

PENINSULA ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2018	2017
	(Unaudited)

ASSETS

Current assets
Cash	$4,048	$16,610
Total current assets	4,048	16,610
Total assets	$4,048	$16,610

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,672	$2,625
Note payable - stockholder	51,610	26,625
Total current liabilities	53,282	29,250
Total liabilities	53,282	29,250

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.0001 par value, authorized 5,000,000 shares, 0 shares issued and outstanding	-	-
Common stock, $.0001 par value, authorized 50,000,000 shares; 1,000,000 shares issued and outstanding	100	100
Additional paid-in capital	24,900	24,900
Accumulated deficit	(74,234)	(37,640)
Total stockholders' deficit	(49,234)	(12,640)
Total liabilities and stockholders' deficit	$4,048	$16,610

See accompanying notes to the condensed financial statements

PENINSULA ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2018	2018

Revenue	$-	$-

General and administrative expenses	6,928	35,047

Loss from operations	(6,928)	(35,047)

Other expense
Interest expense	640	1,547

Net loss	$(7,568)	$(36,594)

Loss per common share - basic and dilutive	$(0.01)	$(0.04)

Weighted average common shares outstanding - basic and dilutive	1,000,000	1,000,000

See accompanying notes to the condensed financial statements

PENINSULA ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Nine Months Ended
March 31,
2018
Cash flows from operating activities:
Net loss	$(36,594)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Decrease in accounts payable and accrued expenses	(953)
Net cash (used in) operating activities	(37,547)

Cash flows from financing activities
Proceeds from note payable - stockholder	24,985
Net cash provided by financing activities	24,985

Net decrease in cash	(12,562)

Cash, beginning of period	16,610

Cash, end of period	$4,048

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of March 31, 2018 and June 30, 2017, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Note 3 – Income Taxes

As of March 31, 2018, the Company has net operating loss carryforwards of approximately $74,000, to reduce future federal and state taxable income through 2038, which results in a deferred tax asset of approximately $16,000 against which a full valuation allowance has been recorded.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The benefit from income taxes consists of the following:

Nine Months Ended
March 31, 2018
Current Expense:
Federal	$-
Deferred tax benefit
Federal	16,000
Valuation allowance	(16,000)
Total	$-

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

Nine Months Ended
March 31, 2018
Statutory federal income taxes	21%
Valuation allowance	-21%
Income tax rate, net	0%

Note 4 – Common Stock

As of March 31, 2018, the Company had 50,000,000 shares of common stock, par value of $0.0001, authorized and 1,000,000 shares of common stock issued and outstanding.

Note 5 – Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company, of which none are issued.

Note 6 – Commitments and Related Party Transactions

Office Space

As of March 31, 2018, the Company’s office facilities are located in Boca Raton, Florida. Such facilities are leased by the sole officer and a stockholder of the Company and used by the Company at no charge.

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

As of March 31, 2018, the amount due was $53,282 including accrued interest of $1,672, which is reported as a component of accounts payable and accrued expenses on the accompanying condensed balance sheets.

Note 7 – Going Concern

The accompanying condensed interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $74,000 and has negative working capital of approximately $49,000 as of March 31, 2018. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these condensed financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note.

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

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which our revenues exceed $1.07 billion, (2) the date on which we issue more than $1 billion in non-convertible debt in a three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act, or (4) when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. As of March 31, 2018, the Company had $4,048 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however, there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of March 31, 2018, the Company had total assets equal to $4,048 comprised exclusively of cash.  This compares with total assets of $16,610, comprised exclusively of cash, as of June 30, 2017.  The Company’s current liabilities as of March 31, 2018 totaled $53,282, comprised of accounts payable, accrued expenses and amounts due to related parties.  This compares to the Company’s total current liabilities of $29,250, comprised of accounts payable, accrued expenses and amounts due to related parties, as of June 30, 2017. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities for the nine months ended March 31, 2018:

Nine Months Ended March 31, 2018
Net Cash (Used In) Operating Activities	$(37,547)
Net Cash Provided by Financing Activities	$24,985
Net Change in Cash	$(12,562)

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

Issuance of Promissory Note to a Stockholder and Director

On May 31, 2017, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall accrue on the outstanding principal amount of the note on the basis of a 360-day year from the date of borrowing until paid in full at the rate of six percent (6%) per annum. In the event that an Event of Default (as defined in the note) has occurred, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of March 31, 2018, the amount due under the note was $53,282 including accrued interest of $1,672. During January 2018 and as of the date of this Form 10-Q, the Company received additional advances totaling approximately $10,000 under the terms of the note. The funds have been used to cover expenses incurred by the Company. The note is attached hereto as Exhibit 4.1.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 31, 2017 (Inception), through March 31, 2018.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended March 31, 2018, the Company had a net loss of $7,568 and $36,594, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 10, 2018	PENINSULA ACQUISITION CORPORATION

	By:	/s/ Ian Jacobs
Ian Jacobs President, Secretary, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on August 29, 2017).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on August 29, 2017).

4.1	Promissory Note issued by the Company to Mark Tompkins, dated May 31, 2017 (incorporated by reference to Exhibit 4.1 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on August 29, 2017).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

