Form 10-Q
period 2018-09-30
Peninsula Acquisition Corp
filed 2018-11-14
CIK 1715768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	1,000,000
(Class)	Outstanding at November 14, 2018

PENINSULA ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

PENINSULA ACQUISITION CORPORATION

September 30, 2018

PENINSULA ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2018	2018
	(unaudited)
ASSETS

Current assets
Cash	$4,451	$4,496
Total current assets	4,451	4,496
Total assets	$4,451	$4,496

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$11,824	$2,455
Note payable - stockholder	59,110	59,110
Total current liabilities	70,934	61,565
Total liabilities	70,934	61,565

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.0001 par value, authorized 5,000,000 shares, 0 shares issued and outstanding	-	-
Common stock, $.0001 par value, authorized 50,000,000 shares; 1,000,000 shares issued and outstanding	100	100
Additional paid-in capital	24,900	24,900
Accumulated deficit	(91,483)	(82,069)
Total stockholders' deficit	(66,483)	(57,069)
Total liabilities and stockholders' deficit	$4,451	$4,496

See accompanying notes to the condensed financial statements

PENINSULA ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended	Three months Ended
	September 30, 2018	September 30, 2017

Revenue	$-	$-

General and administrative expenses	8,608	7,225

Loss from operations	(8,608)	(7,225)

Other expense
Interest expense	806	413

Net loss	$(9,414)	$(7,638)

Loss per common shares - basic and dilutive	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and dilutive	1,000,000	1,000,000

See accompanying notes to the condensed financial statements

PENINSULA ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months Ended	Three months Ended
	September 30, 2018	September 30, 2017

Cash flows from operating activities:
Net loss	$(9,414)	$(7,638)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in accounts payable and accrued expenses	9,369	413

Net cash (used in) operating activities	(45)	(7,225)

Net decrease in cash	(45)	(7,225)

Cash, beginning of period	4,496	16,610

Cash, end of period	$4,451	$9,385

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K filed with the SEC on September 28, 2018. The condensed balance sheet as of June 30, 2018 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results for a full year.

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

Note 3 – Income Taxes

As of September 30, 2018, the Company had net operating loss carryforwards of approximately $91,000, to reduce future federal and state taxable income, which results in a deferred tax asset of approximately $19,000 against which a full valuation allowance has been recorded.

The provision for income taxes is as follows for the three months ended September 30, 2018 and 2017:

	Three months Ended	Three months Ended
	September 30, 2018	September 30, 2017

Income tax expense (benefit) at statutory federal rate
Current:
Federal	$-	-
State	-	-
Total current	-	-
Deferred:
Federal	2,000	2,000
State	-	-
Valuation allowance	(2,000)	(2,000)
Total deferred	-	-
Provision (benefit) for income taxes	$-	$-

As of September 30, 2018, there is no provision for federal income taxes because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax asset.

The differences between our effective income tax rate and the U.S. federal income tax rate for the three months ended September 30, 2018 and 2017 are:

	Three months Ended	Three months Ended
	September 30, 2018	September 30, 2017

Expected income tax provision at the federal statutory rate	21.0%	21.0%
Valuation allowance	-21.0%	-21.0%
Effective income rate, net	-	-

Pursuant to Section 382 of the Internal Revenue Code of 1986, the annual utilization of a company’s net operating loss carryforwards could be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. An ownership change occurs with respect to a corporation if it is a loss corporation on a testing date and, immediately after the close of the testing date, the percentage of stock of the corporation owned by one or more five-percent stockholders has increased by more than 50 percentage points over the lowest percentage of stock of such corporation owned by such stockholders at any time during the testing period.

As of September 30, 2018, the Company has not had any ownership changes that may limit the use of the Company’s net operating loss carryforwards.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

Note 4 – Common Stock

As of September 30, 2018, the Company had 50,000,000 shares of common stock, par value of $0.0001, authorized and 1,000,000 shares of common stock issued and outstanding.

Note 5 – Preferred Stock

As of September 30, 2018, the Company had 5,000,000 shares of preferred stock, par value of $0.0001, authorized; none issued or outstanding.

Note 6 – Commitments and Related Party Transactions

Office Space

As of September 30, 2018, the Company’s office facilities are located in Boca Raton, Florida. Such facilities are leased by the sole officer and a stockholder of the Company and used by the Company at no charge.

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

As of September 30, 2018, the total amount due was $62,371 including accrued interest of $3,261, which is reported as a component of accounts payable and accrued expenses on the accompanying condensed balance sheets.

During October 2018, the Company received additional advances totaling approximately $7,500 under the terms of the Note.

Note 7 – Going Concern

The accompanying condensed interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $91,000 and has negative working capital of approximately $66,000 as of September 30, 2018. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these condensed financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note.

The accompanying condensed interim financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. As of September 30, 2018, the Company had $4,451 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however, there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of September 30, 2018, the Company had total assets equal to $4,451 comprised exclusively of cash. This compares with total assets of $4,496, comprised exclusively of cash, as of June 30, 2018. The Company’s current liabilities as of September 30, 2018 totaled $70,934 comprised of accounts payable, accrued expenses and amounts due to related parties. This compares to the Company’s total current liabilities of $61,565, comprised of accounts payable, accrued expenses and amounts due to related parties, as of June 30, 2018. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net Cash (Used In) Operating Activities	$(45)	$(7,225)
Net Cash Provided by Financing Activities	$-	$-
Net Change in Cash	$(45)	$(7,225)

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

Issuance of Promissory Note to a Stockholder and Director

On May 31, 2017, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall accrue on the outstanding principal amount of the note on the basis of a 360-day year from the date of borrowing until paid in full at the rate of six percent (6%) per annum. In the event that an Event of Default (as defined in the note) has occurred, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of September 30, 2018, the amount due under the note was $62,371 including accrued interest of $3,261. During October 2018, the Company received additional advances totaling approximately $7,500 under the terms of the note. The funds have been used to cover expenses incurred by the Company. The note is attached hereto as Exhibit 4.1.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 31, 2017 (Inception), through September 30, 2018. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended September 30, 2018, the Company had a net loss of $9,414, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports, general and administrative expenses, and interest expense.

For the three months ended September 30, 2017, the Company had a net loss of $7,638, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports, general and administrative expenses, and interest expense.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2018	PENINSULA ACQUISITION CORPORATION

	By:	/s/ Ian Jacobs
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