Form 10-Q
period 2019-03-31
Peninsula Acquisition Corp
filed 2019-05-13
CIK 1715768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	2,307,699
(Class)	Outstanding at May 13, 2019

PENINSULA ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Note Regarding Forward Stock Split

The Company effected a forward split of its outstanding common stock, par value $0.0001, at a ratio of 2.3077-for-1, effective as of February 27, 2019 (the “Forward Split”). We have reflected the Forward Split herein.

ii

PENINSULA ACQUISITION CORPORATION

March 31, 2019

PENINSULA ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2019	2018
	(unaudited)
ASSETS

Current assets
Cash	$2,503	$4,496
Total current assets	2,503	4,496
Total assets	$2,503	$4,496

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$11,391	$2,455
Note payable - stockholder	83,610	59,110
Total current liabilities	95,001	61,565
Total liabilities	95,001	61,565

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $.0001 par value, authorized 5,000,000 shares, 0 shares issued and outstanding	-	-
Common stock, $.0001 par value, authorized 50,000,000 shares; 2,307,699 shares issued and outstanding	231	231
Additional paid-in capital	24,769	24,769
Accumulated deficit	(117,498)	(82,069)
Total stockholders’ deficit	(92,498)	(57,069)
Total liabilities and stockholders’ deficit	$2,503	4,496

See accompanying notes to the condensed financial statements

PENINSULA ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended	Three months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

Revenue	$-	$-	$-	$-

General and administrative expenses	13,548	6,928	32,493	35,047

Loss from operations	(13,548)	(6,928)	(32,493)	(35,047)

Other expense
Interest expense	1,161	640	2,936	1,547

Net loss	$(14,709)	$(7,568)	$(35,429)	$(36,594)

Loss per common shares - basic and dilutive	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average common shares outstanding - basic and dilutive	2,307,699	2,307,699	2,307,699	2,307,699

See accompanying notes to the condensed financial statements

PENINSULA ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2018

Cash flows from operating activities:
Net loss	$(35,429)	$(36,594)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase (decrease) in accounts payable and accrued expenses	8,936	(953)

Net cash (used in) operating activities	(26,493)	(37,547)

Cash flow from financing activities
Proceeds from note payable - stockholder	24,500	24,985

Net cash provided by financing activities	24,500	24,985

Net decrease in cash	(1,993)	(12,562)

Cash, beginning of period	4,496	16,610

Cash, end of period	$2,503	$4,048

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

Note 3 – Income Taxes

As of March 31, 2019, the Company has net operating loss carryforwards of approximately $117,000, to reduce future federal and state taxable income through 2038, which results in a deferred tax asset of approximately $25,000 against which a full valuation allowance has been recorded.

The provision for income taxes is as follows for the nine months ended March 31, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2018
Income tax expense (benefit) at statutory federal rate
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	7,400	3,000
State	-	-
Valuation allowance	(7,400)	(3,000)
Total deferred	-	-
Provision (benefit) for income taxes	$-	$-

 PENINSULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2019, there is no provision for federal income taxes because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax asset.

The differences between our effective income tax rate and the U.S. federal income tax rate for the nine months ended March 31, 2019 and 2018 are:

	Nine Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2019

Expected income tax provision at the federal statutory rate	21.0%	21.0%
Valuation allowance	-21.0%	-21.0%
Effective income rate, net	-	-

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

As of March 31, 2019, the Company has not had any ownership changes that may limit the use of the Company’s net operating loss carryforwards.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

Note 4 – Common Stock

As of March 31, 2019, the Company had 50,000,000 shares of common stock, par value of $0.0001, authorized and has issued 2,307,699 shares of common stock for $25,000 to the founders of the Company.

Note 5 – Common Stock – Stock Split

On February 27, 2019, the Company filed a Certificate of Amendment to its Certificate of Incorporation, effective February 27, 2019, with the Secretary of State of the State of Delaware to effect a 2.3077-for-1 forward stock split of the Company’s issued and outstanding common stock, par value $0.0001 per share.

Note 6 – Preferred Stock

As of March 31, 2019, the Company had 5,000,000 shares of preferred stock, par value of $.0001, authorized; none issued or outstanding.

 PENINSULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7 – Commitments and Related Party Transactions

Office Space

As of March 31, 2019, the Company’s office facilities are located in Boca Raton, Florida. Such facilities are leased by the sole officer and a stockholder of the Company and used by the Company at no charge.

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

As of March 31, 2019, the amount due was $89,001 including accrued interest of $5,391, which is reported as a component of accounts payable and accrued expenses on the accompanying condensed balance sheets.

Note 8 – Going Concern

The accompanying condensed interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $117,000 and has negative working capital of approximately $93,000 as of March 31, 2019. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these condensed financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note.

Note 9 – Proposed Merger

The Company is currently negotiating a proposed merger to be completed by and among the Company, a wholly-owned subsidiary of the Company (“Merger Sub”), and 3-V Biosciences, Inc., a Delaware corporation (“3-V Bio”), pursuant to which Merger Sub will merge with and into 3-V Bio, with 3-V Bio continuing as the surviving entity (the “Merger”) and as the Company’s wholly-owned subsidiary. The Merger will occur pursuant to an Agreement and Plan of Merger and Reorganization expected to be entered into by and among the Company, 3-V Bio and Merger Sub. Immediately following the effective time of the Merger, the size of the board of directors of the Company is expected to increase from two (2) to ten (10) directors. At such time, our current executive officer and directors are expected to resign from all positions and be replaced with a management team and directors designated by 3-V Bio.

The Company expects that there will be 23,384,465 shares of common stock issued and outstanding following the proposed Merger which includes the anticipated forfeiture and cancellation of an aggregate of 324,366 shares of common stock by the Company’s pre-Merger majority stockholder and issuance of 16,667 shares of common stock to a service provider immediately prior to the effective time, but does not include (a) shares of common stock to be issued upon the consummation of a private placement offering of a minimum of 9,000,000 shares of common stock and a maximum of 12,333,333 shares of common stock (with an over-subscription option of up to an additional 1,666,667 shares of common stock) at a purchase price of $3.00 per share that the Company expects will be consummated immediately after the proposed Merger.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. As of March 31, 2019, the Company had $2,503 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however, there is no assurance of additional funding being available.

The Company may consider acquiring a business that has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

As of the date of this Form 10-Q, our management has had discussions with 3-V Biosciences, Inc. (“3-V Biosciences”) regarding a merger, whereby our newly created wholly owned subsidiary will merge with and into 3-V Biosciences, with 3-V Biosciences continuing as the surviving entity and as our wholly owned subsidiary (the “Merger”), however, at this time we are not a party to any binding agreements with respect to such a business combination and there are no assurances that we will be able to complete a business combination.

Immediately following the effective time of the Merger, the size of the board of directors of the Company is expected to increase from two (2) to ten (10) directors. At such time, our current executive officer and directors are expected to resign from all positions and be replaced with a management team and directors designated by 3-V Biosciences.

The Company expects that there will be 23,384,465 shares of common stock issued and outstanding following the proposed Merger which includes the anticipated forfeiture and cancellation of an aggregate of 324,366 shares of common stock by the Company’s pre-Merger majority stockholder and issuance of 16,667 shares of common stock to a service provider immediately prior to the effective time, but does not include (a) shares of common stock to be issued upon the consummation of a private placement offering of a minimum of 9,000,000 shares of common stock and a maximum of 12,333,333 shares of common stock (with an over-subscription option of up to an additional 1,666,667 shares of common stock) at a purchase price of $3.00 per share that the Company expects will be consummated immediately after the proposed Merger.

Liquidity and Capital Resources

As of March 31, 2019, the Company had total assets equal to $2,503 comprised exclusively of cash. This compares with total assets of $4,496, comprised exclusively of cash, as of June 30, 2018. The Company’s current liabilities as of March 31, 2019 totaled $95,001 comprised of accounts payable, accrued expenses and amounts due to a related party. This compares to the Company’s total current liabilities of $61,565, comprised of accounts payable, accrued expenses and amounts due to a related party, as of June 30, 2018. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities for the nine months ended March 31, 2019 and 2018:

	Nine Months Ended March 31, 2019	Nine Months Ended March 31, 2018
Net Cash (Used In) Operating Activities	$(26,493)	$(37,547)
Net Cash Provided by Financing Activities	$24,500	$24,985
Net Decrease in Cash	$(1,993)	$(12,562)

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

Issuance of Promissory Note to a Stockholder and Director

On May 31, 2017, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall accrue on the outstanding principal amount of the note on the basis of a 360-day year from the date of borrowing until paid in full at the rate of six percent (6%) per annum. In the event that an Event of Default (as defined in the note) has occurred, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of March 31, 2019, the amount due under the note was $89,001 including accrued interest of $5,391. The note is attached hereto as Exhibit 4.1.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 31, 2017 (Inception), through March 31, 2019. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2019 and 2018, the Company had a net loss of $14,709 and $7,568, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports, general and administrative expenses, and interest expense.

For the nine months ended March 31, 2019 and 2018, the Company had a net loss of $35,429 and $36,594, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports, general and administrative expenses, and interest expense.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 13, 2019	PENINSULA ACQUISITION CORPORATION

	By:	/s/ Ian Jacobs
Ian Jacobs President, Secretary, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on August 29, 2017).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on August 29, 2017).

3.3	Certificate of Amendment of Certificate of Incorporation of Peninsula Acquisition Corporation, dated February 27, 2019 (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K of the Company, filed with U.S. Securities and Exchange Commission on February 27, 2019).

4.1	Promissory Note issued by the Company to Mark Tompkins, dated May 31, 2017 (incorporated by reference to Exhibit 4.1 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on August 29, 2017).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.