Form 10-K
period 2019-06-30
Peninsula Acquisition Corp
filed 2019-09-27
CIK 1715768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

As of December 31, 2018, there were no non-affiliate holders of common stock of the registrant.

As of September 27, 2019, there were 2,307,699 shares of common stock, par value $0.0001, outstanding.

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

Note Regarding Forward Stock Split

On February 27, 2019, the Company effected a forward split of its outstanding common stock, par value $0.0001 (the “Common Stock”), at a ratio of 2.3077-for-1 (the “Forward Split”). Unless otherwise stated, the share amounts listed in this Form 10-K reflect the Forward Split.

ii

PART I

Item 1. Business.

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

Business of Issuer

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. As of June 30, 2019, the Company had $2,475 in cash and its auditors have issued an opinion raising substantial doubt about its ability to continue as a going concern. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

During the remainder of the fiscal year and beyond such time, we anticipate incurring costs related to the filing of Exchange Act reports, and investigating, analyzing and consummating an acquisition. We believe we will be able to meet these costs through the use of funds to be loaned by or invested in us by our stockholders, management or other investors. Our management and stockholders have indicated their intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements; however, there are no agreements in effect between the Company and our management and stockholders specifically requiring that they provide any funds to the Company. As a result, there are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s management. As of the date of this filing, the Company has not entered into any definitive agreement with any party, nor are there currently any specific discussions with any potential business combination candidate regarding business opportunities for the Company. While the Company has limited assets and no revenues, the Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities in that it may seek out a target company in any type of business, industry or geographical location. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

In addition, management is currently involved with other blank check companies, Olivia Ventures, Inc. and Malo Holdings Corporation, and may become associated with additional blank companies at any time in the future. As a result, conflicts may arise during the pursuit of business combinations with such other blank check companies with which our management is involved or may become involved with in the future if we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same business opportunity.

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

Management previously had discussions with Sagimet Biosciences Inc., formerly known as 3-V Biosciences, Inc. (“Sagimet Biosciences”), regarding a merger, whereby the Company’s newly created wholly owned subsidiary would merge with and into Sagimet Biosciences, with Sagimet Biosciences continuing as the surviving entity and as the Company’s wholly owned subsidiary (the “Proposed Transaction”). On August 16, 2019, the Company and Sagimet Biosciences mutually agreed to no longer pursue the Proposed Transaction, and all funds received and held in escrow in connection with the Proposed Transaction were returned to investors. As of the date of this Form 10-K, the Company has not entered into any definitive agreement with any party, nor are there currently any specific discussions with any new potential business combination candidates.

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

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues equal $1.07 billion or more, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the end of the second quarter of any fiscal year following the anniversary of the initial reporting.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 55,000,000 shares of capital stock, of which 50,000,000 are shares of Common Stock and 5,000,000 are shares of Preferred Stock. As of the date of filing this Form 10-K, 2,307,699 shares of Common Stock and zero shares of Preferred Stock were issued and outstanding and the Company had two stockholders of record.

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

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that the Company will not do so in the future.

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

Recent Sales of Unregistered Securities

On June 14, 2017, the Company issued an aggregate of 2,157,699 shares of Common Stock to Mark Tompkins for an aggregate purchase price equal to $23,375 representing amounts advanced by Mr. Tompkins to counsel for the Company in connection with the formation and organization of the Company, and an aggregate of 150,000 shares of Common Stock to Ian Jacobs for an aggregate cash purchase price equal to $1,625, pursuant to the terms and conditions set forth in the Common Stock Purchase Agreement with each person.

On May 31, 2017, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall accrue on the outstanding principal amount of the note on the basis of a 360-day year from the date of borrowing until paid in full at the rate of six percent (6%) per annum. In the event that an Event of Default (as defined in the note) has occurred, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of June 30, 2019, the amount due under this promissory note was $106,843 including accrued interest of $6,733, which is reported as accounts payable and accrued expenses.

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

Item 6. Selected Financial Data.

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

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which our revenues equal $1.07 billion or more, (2) the date on which we issue more than $1 billion in non-convertible debt in a three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act, or (4) when the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. As of June 30, 2019, the Company had $2,475 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however, there is no assurance of additional funding being available.

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

Management previously had discussions with Sagimet Biosciences Inc., formerly known as 3-V Biosciences, Inc. (“Sagimet Biosciences”), regarding a merger, whereby the Company’s newly created wholly owned subsidiary would merge with and into Sagimet Biosciences, with Sagimet Biosciences continuing as the surviving entity and as the Company’s wholly owned subsidiary (the “Proposed Transaction”). On August 16, 2019, the Company and Sagimet Biosciences mutually agreed to no longer pursue the Proposed Transaction, and all funds received and held in escrow in connection with the Proposed Transaction were returned to investors. As of the date of this Form 10-K, the Company has not entered into any definitive agreement with any party, nor are there currently any specific discussions with any new potential business combination candidates.

Liquidity and Capital Resources

As of June 30, 2019, the Company had total assets equal to $2,475 comprised exclusively of cash. This compares with total assets of $4,496, comprised exclusively of cash, as of June 30, 2018. The Company’s current liabilities as of June 30, 2019 totaled $108,170, comprised of accounts payable, accrued expenses and amounts due to related parties. This compares to the Company’s total current liabilities of $61,565, comprised of accounts payable, accrued expenses and amounts due to related parties, as of June 30, 2018. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities for the year ended June 30, 2019 and 2018:

	Year Ended June 30, 2019	Year Ended June 30, 2018
Net Cash (Used In) Operating Activities	$(43,021)	$(44,599)
Net Cash Provided by Financing Activities	$41,000	$32,485
Net Change in Cash	$(2,021)	$(12,114)

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

Issuance of Promissory Note to a Stockholder and Director

On May 31, 2017, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall accrue on the outstanding principal amount of the note on the basis of a 360-day year from the date of borrowing until paid in full at the rate of six percent (6%) per annum. In the event that an Event of Default (as defined in the note) has occurred, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of June 30, 2019, the amount due under the note was $106,843 including accrued interest of $6,733.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 31, 2017 (Inception), through June 30, 2019. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the period from May 31, 2017 (Inception) to June 30, 2017, and the years ended June 30, 2018 and June 30, 2019, the Company had a net loss of $37,640, $44,429 and $48,626, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses.

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

Item 9A. Controls and Procedures.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework version 2013. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2019.

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

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position(s)

Ian Jacobs	42	President, Secretary, Chief Executive Officer, Chief Financial Officer and Director
Mark Tompkins	55	Director

Ian Jacobs, 42, has served as the Company’s President, Secretary, Chief Executive Officer, Chief Financial Officer and Director since inception. Mr. Jacobs has also served as the President, Secretary, Chief Executive Officer, Chief Financial Officer and director of Malo Holdings Corporation and Olivia Ventures, Inc. since December 2018 and March 2018, respectively. Mr. Jacobs served as the President, Secretary, Chief Executive Officer, Chief Financial Officer and Director of Max-1 Acquisition Corporation, now known as Exicure, Inc., from February 2017 until September 2017 and Lola One Acquisition Corporation, now known as Amesite Inc., from April 2017 until April 2018. Mr. Jacobs has also been an associate of Montrose Capital Partners Limited since 2008. Montrose Capital is a privately held company which focuses on identifying public markets venture capital investment opportunities in high growth early stage companies. Montrose Capital is a sector agnostic privately held firm which has identified and invested, through its principal owners, in a wide spectrum of global industries, including in biotechnology, specialty pharmaceuticals, medical devices, robotics, and technology. Mr. Jacobs received a B.S. in Finance from the University of South Florida. Mr. Jacobs’ past experience identifying investment opportunities and investing in early stage companies will be beneficial to the Company as its seeks to identify a business combination target which led to the conclusion that he should serve as a director of the Company.

Mark Tompkins, 55, has served as a Director of the Company since inception. Mr. Tompkins has also served as a Director of Malo Holdings Corporation and Olivia Ventures, Inc since December 2018 and March 2018, respectively. Mr. Tompkins served as a Director of Max-1 Acquisition Corporation, now known as Exicure, Inc., from February 2017 until September 2017 and Lola One Acquisition Corporation, now known as Amesite Inc., from April 2017 until April 2018. Mr. Tompkins also served as a director of Odyssey Semiconductor Technologies, Inc. from April 2019 until June 2019. Mr. Tompkins is a founder and President of Montrose Capital since its inception in 2001. Montrose Capital is a privately held company which focuses on identifying public markets venture capital investment opportunities in high growth early stage companies. Montrose Capital is a sector agnostic privately held firm which has identified and invested , through its principal owners, in a wide spectrum of global industries, including in biotechnology, specialty pharmaceuticals, medical devices, robotics, and technology. Mr. Tompkins’ past experience identifying investment opportunities and investing in early stage companies will be beneficial to the Company as its seeks to identify a business combination target which led to the conclusion that he should serve as a director of the Company.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its named executive officer and directors during the period from inception (May 31, 2017) to June 30, 2017 and for the years ended June 30, 2018 and June 30, 2019.

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Ian Jacobs (1) President, Secretary, Chief Financial Officer and Director	2019	None	None	None	None	None
	2018	None	None	None	None	None
	2017	None	None	None	None	None

Mark Tompkins (2) Director	2019	None	None	None	None	None
	2018	None	None	None	None	None
	2017	None	None	None	None	None

(1)	Ian Jacobs was appointed to serve as President, Secretary, Chief Executive Officer, Chief Financial Officer and a director of the Company on June 14, 2017.
(2)	Mark Tompkins was appointed to serve as a director of the Company on June 14, 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this filing, the number of shares of Common Stock owned of record and beneficially by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock, (ii) each director and named executive officer of the Company and (iii) all executive officers and directors as a group:

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and Named Executive Officers:
Mark Tompkins(1) App. 1,Via Guidino 23, 6900 Lugano-Paradiso Switzerland	2,157,699	93.5%

Ian Jacobs(2) 2255 Glades Road, Suite 324A, Boca Raton, FL 33431	150,000	6.5%

All Directors and Officers as a Group (2 individuals)	2,307,699	100%

Other More than 5% Stockholders:	-	-
N/A

(1)	Mark Tompkins serves as a director of the Company.
(2)	Ian Jacobs serves as President, Secretary, Chief Executive Officer, Chief Financial Officer and a director of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not authorized any securities for issuance under an equity incentive plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 14, 2017, the Company issued (i) an aggregate of 2,157,699 shares of Common Stock to Mark Tompkins, a director of the Company, for an aggregate purchase price equal to $23,375 representing amounts advanced by Mr. Tompkins to counsel for the Company in connection with the formation and organization of the Company and (ii) an aggregate of 150,000 shares of Common Stock to Ian Jacobs, an officer and director of the Company, for an aggregate cash purchase price equal to $1,625, pursuant to the terms and conditions set forth in the Common Stock Purchase Agreement with each person. The Company issued these shares of Common Stock under the exemption from registration provided by Section 4(a)(2) of the Securities Act.

On May 31, 2017, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall accrue on the outstanding principal amount of the note on the basis of a 360-day year from the date of borrowing until paid in full at the rate of six percent (6%) per annum. In the event that an Event of Default (as defined in the note) has occurred, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of June 30, 2019, the amount due under this promissory note was $106,843 including accrued interest of $6,733, which is reported as accounts payable and accrued expenses.

The Company currently uses the office space and equipment of its management at no cost.

Item 14. Principal Accounting Fees and Services.

Raich Ende Malter &Co. LLP is the Company’s independent registered public accounting firm. Set below are aggregate fees billed by Raich Ende Malter & Co. LLP for professional services rendered for the years ended June 30, 2018 and June 30, 2019.

Audit Fees

The fees for the audit services billed and to be billed by Raich Ende Malter & Co. LLP for the years ended June 30, 2018 and June 30, 2019 amounted to $13,000 and $13,000, respectively.

Audit-Related Fees

There were no audit-related fees billed by Raich Ende Malter & Co. LLP for the years ended June 30, 2018 and June 30, 2019.

Tax Fees

The fees for the tax services billed and to be billed by Raich Ende Malter & Co. LLP for professional services for tax compliance, tax advice, and tax planning for the years ended June 30, 2018 and June 30, 2019 amounted to $1,750 and $2,000, respectively.

All Other Fees

There were no fees billed by Raich Ende Malter & Co. LLP for other products and services for the years ended June 30, 2018 and June 30, 2019.

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

3. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on August 29, 2017).

3.2	Certificate of Amendment of Certificate of Incorporation, dated February 27, 2019 (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K of the Company, filed with the U.S. Securities and Exchange Commission on February 27, 2019).

3.3	By-Laws (incorporated by reference to Exhibit 3.2 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on August 29, 2017).

4.1	Promissory Note issued by the Company to Mark Tompkins, dated May 31, 2017 (incorporated by reference to Exhibit 4.1 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on August 29, 2017).

10.1	Common Stock Purchase Agreement by and between the Company and Mark Tompkins, dated June 14, 2017 (incorporated by reference to Exhibit 10.1 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on August 29, 2017).

10.2	Common Stock Purchase Agreement by and between the Company and Ian Jacobs, dated June 14, 2017 (incorporated by reference to Exhibit 10.2 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on August 29, 2017).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENINSULA ACQUISITION CORPORATION

Dated: September 27, 2019	By:	/s/ Ian Jacobs
Ian Jacobs
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ Ian Jacobs	President, Secretary, Chief Financial Officer, and	September 27, 2019
Ian Jacobs		Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

By:	/s/ Mark Tompkins	Director	September 27, 2019
Mark Tompkins

PENINSULA ACQUISITION CORPORATION

June 30, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Peninsula Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Peninsula Acquisition Corporation (the Company) as of June 30, 2019 and 2018, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

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
September 27, 2019

PENINSULA ACQUISITION CORPORATION

BALANCE SHEETS

	June 30,	June 30,
	2019	2018

ASSETS

Current assets
Cash	$2,475	$4,496
Total current assets	2,475	4,496
Total assets	$2,475	$4,496

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$8,060	$2,455
Note payable - stockholder	100,110	59,110
Total current liabilities	108,170	61,565
Total liabilities	108,170	61,565

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.0001 par value, authorized 5,000,000 shares, 0 shares issued and outstanding	-	-
Common stock, $.0001 par value, authorized 50,000,000 shares; 2,307,699 shares issued and outstanding	231	231
Additional paid-in capital	24,769	24,769
Accumulated deficit	(130,695)	(82,069)
Total stockholders' deficit	(105,695)	(57,069)
Total liabilities and stockholders' deficit	$2,475	$4,496

See accompanying notes to the financial statements

PENINSULA ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	June 30, 2019	June 30, 2018

Revenue	$-	$-

General and administrative expenses	44,348	42,099

Loss from operations	(44,348)	(42,099)

Other expense
Interest expense	4,278	2,330

Net loss	$(48,626)	$(44,429)

Loss per common shares - basic and dilutive	$(0.02)	$(0.02)

Weighted average common shares outstanding - basic and dilutive	2,307,699	2,307,699

See accompanying notes to the financial statements

PENINSULA ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended June 30, 2019 and 2018

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2017	-	$-	2,307,699	$231	$24,769	$(37,640)	$(12,640)

Net loss	-	-	-	-	-	(44,429)	(44,429)
Balance, June 30, 2018	-	$-	2,307,699	$231	$24,769	$(82,069)	$(57,069)

Net loss	-	-	-	-	-	(48,626)	(48,626)
Balance, June 30, 2019	-	$-	2,307,699	$231	$24,769	$(130,695)	$(105,695)

See accompanying notes to the financial statements

PENINSULA ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	June 30, 2019	June 30, 2018

Cash flows from operating activities:
Net loss	$(48,626)	$(44,429)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase (decrease) in accounts payable and accrued expenses	5,605	(170)

Net cash (used in) operating activities	(43,021)	(44,599)

Cash flow from financing activities
Proceeds from note payable - stockholder	41,000	32,485

Net cash provided by financing activities	41,000	32,485

Net decrease in cash	(2,021)	(12,114)

Cash, beginning of year	4,496	16,610

Cash, end of year	$2,475	$4,496

See accompanying notes to the financial statements

PENINSULA ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with maturities of three months or less. There are no cash equivalents at the balance sheet dates.

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

PENINSULA ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

Note 3. Income Taxes

As of June 30, 2019 and 2018, the Company has net operating loss carryforwards of approximately $131,000 and $82,000, respectively, to reduce future federal and state taxable income through 2039 subject to the change in ownership provisions under IRC 382. This results in a deferred tax asset as of June 30, 2019 and 2018, of approximately $27,000 and $17,000, respectively, against which a full valuation allowance has been recorded because the Company’s management believes future realization of the related income tax benefit is uncertain.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

On December 22, 2017, the enactment date, the Tax Cuts and Jobs Act (“Act”) was signed into law. The Act effectively reduces the top corporate tax rate from 35 percent to a flat 21 percent beginning January 1, 2018 and eliminates the corporate Alternative Minimum Tax. The Company has adjusted its deferred tax calculations to reflect this reduction in its tax rate.

The benefit from income taxes consists of the following:

	Year Ended June 30, 2019	Year Ended June 30, 2018
Current expense:
Federal	$-	$-
Deferred tax benefit:
Federal	10,000	4,000
Valuation allowance	(10,000)	(4,000)
Total	$-	$-

The difference between our effective income tax rate and the U.S. federal income tax rate for the years ended June 30, 2019 and 2018 and the tax provision attributable to loss before income taxes is as follows:

	Year Ended	Year Ended
	June 30, 2019	June 30, 2018

Expected income tax provision at the federal statutory rate	21.0%	21.0%
Valuation allowance	-21.0%	-21.0%
Effective income rate, net	-	-

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

As of June 30, 2019 and 2018, the Company had no changes in ownership that may have limited the use of the Company’s net operating loss carryforwards.

PENINSULA ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

Note 4. Capital Stock

Preferred Stock

As of June 30, 2019 and 2018, the Company had 5,000,000 shares of preferred stock, par value of $.0001, authorized; none issued or outstanding.

Common Stock

As of June 30, 2019 and 2018, the Company had 50,000,000 shares of common stock, par value of $0.0001, authorized and has issued 2,307,699 shares of its $0.0001 par value common stock.

Common Stock – Stock Split

On February 27, 2019, the Company filed a Certificate of Amendment to its Certificate of Incorporation, effective February 27, 2019, with the Secretary of State of the State of Delaware to affect a 2.3077-for-1 forward stock split of the Company’s issued and outstanding common stock, par value $0.0001 per share.

The issued shares of common stock as of June 30, 2018 and 2019 have been adjusted in the accompanying financial statements to reflect this forward stock split.

Note 5. Commitments and Related Party Transactions

Office Space

As of June 30, 2019 and 2018, the Company’s office facilities were located in Boca Raton, Florida. Such facilities are leased by the sole officer and a stockholder of the Company and used by the Company at no charge.

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

As of June 30, 2019 and 2018, the amounts due under this promissory note were $106,843 and $61,565, respectively, including accrued interest of $6,733 and $2,455, respectively, which is reported as accounts payable and accrued expenses on the accompanying balance sheets.

Note 6. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $131,000 and has negative working capital of approximately $106,000 as of June 30, 2019.

Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these condensed financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note.

The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 7. Proposed Merger

The proposed merger that was disclosed in the March 31, 2019 10-Q, as filed with the SEC on May 13, 2019, was not completed. Other than the cost of the Edgar Agent filing fees of $369, there were no other costs incurred as a result of this proposed merger.