Form 10-Q
period 2019-09-30
Peninsula Acquisition Corp
filed 2019-11-13
CIK 1715768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, there were 2,307,699 shares of the Registrant’s Common Stock, $0.0001 par value per share, outstanding.

PENINSULA ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Note Regarding Forward Stock Split

On February 27, 2019, the Company effected a forward split of its outstanding common stock, par value $0.0001 (the “Common Stock”), at a ratio of 2.3077-for-1 (the “Forward Split”). Unless otherwise stated, the share amounts listed in this Form 10-Q reflect the Forward Split.

ii

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements.

PENINSULA ACQUISITION CORPORATION

September 30, 2019

PENINSULA ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2019	June 30, 2019
	(UNAUDITED)

ASSETS

Current assets
Cash	$1,086	$2,475

Total current assets	1,086	2,475

Total assets	$1,086	$2,475

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$16,770	$8,060
Note payable - stockholder	100,110	100,110

Total current liabilities	116,880	108,170

Total liabilities	116,880	108,170

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $.0001 par value, authorized 5,000,000 shares, 0 shares issued and outstanding	-	-
Common stock, $.0001 par value, authorized 50,000,000 shares; 2,307,699 shares issued and outstanding	231	231
Additional paid-in capital	24,769	24,769
Accumulated deficit	(140,794)	(130,695)

Total stockholders’ deficit	(115,794)	(105,695)

Total liabilities and stockholders’ deficit	$1,086	2,475

See accompanying notes to the condensed financial statements

PENINSULA ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months Ended	Three Months Ended
	September 30, 2019	September 30, 2018

Revenue	$-	$-

General and administrative expenses	8,522	8,608

Loss from operations	(8,522)	(8,608)

Other expense
Interest expense	1,577	806

Net loss	$(10,099)	$(9,414)

Loss per common shares - basic and dilutive	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and dilutive	2,307,699	2,307,699

See accompanying notes to the condensed financial statements

PENINSULA ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, June 30, 2019	-	$-	2,307,699	$231	$24,769	$(130,695)	$(105,695)

Net loss	-	-	-	-	-	(10,099)	(10,099)

Balance, September 30, 2019	-	$-	2,307,699	$231	$24,769	$(140,794)	$(115,794)

See accompanying notes to the condensed financial statements

PENINSULA ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	September 30, 2019	September 30, 2018

Cash flows from operating activities:
Net loss	$(10,099)	$(9,414)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in accounts payable and accrued expenses	8,710	9,369

Net cash (used in) operating activities	(1,389)	(45)

Cash flow from financing activities
Proceeds from note payable - stockholder	-	-

Net cash provided by financing activities	-	-

Net decrease in cash	(1,389)	(45)

Cash, beginning of period	2,475	4,496

Cash, end of period	$1,086	$4,451

See accompanying notes to the condensed financial statements

PENINSULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)
September 30, 2019

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Form 10-K filed with the SEC on September 27, 2019. The balance sheet as of June 30, 2019 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, all adjustments for a fair presentation of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results for a full year.

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

Note 3 – Income Taxes

As of September 30, 2019, the Company has net operating loss carryforwards of approximately $141,000, to reduce future federal and state taxable income through the fiscal year ending June 30, 2040, which results in a deferred tax asset of approximately $30,000 against which a full valuation allowance has been recorded.

The provision for income taxes is as follows for the three months ended September 30, 2019 and 2018:

	For the three months ended	For the three months ended
	September 30, 2019	September 30, 2018
Current expense:
Federal	$-	$-
Deferred tax benefit:
Federal	2,100	2,000
Valuation allowance	(2,100)	(2,000)
Total	$-	$-

As of September 30, 2019, there is no provision for federal income taxes because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax asset.

The differences between our effective income tax rate and the U.S. federal income tax rate for the three months ended September 30, 2019 and 2018:

	For the three months ended	For the three months ended
	September 30, 2019	September 30, 2018

Statutory federal income tax rates	21.0%	21.0%
Valuation allowance	-21.0%	-21.0%
Effective income rate, net	-	-

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

As of September 30, 2019, the Company has not had any ownership changes that may limit the use of the Company’s net operating loss carryforwards.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

Note 4 – Common Stock

As of September 30, 2019, the Company had 50,000,000 shares of common stock, par value of $0.0001, authorized and has issued 2,307,699 shares of its $0.0001 par value common stock.

Note 5 – Preferred Stock

As of September 30, 2019, the Company had 5,000,000 shares of preferred stock, par value of $.0001, authorized; none issued or outstanding.

Note 6 – Commitments and Related Party Transactions

Office Space

As of September 30, 2019, the Company’s office facilities are located in Boca Raton, Florida. Such facilities are leased by the sole officer and a stockholder of the Company and used by the Company at no charge.

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

As of September 30, 2019, the total amount due under the Note was $108,420, including accrued interest of $8,310, which is reported as a component of accounts payable and accrued expenses in the accompanying condensed balance sheets.

Note 7 – Going Concern

The accompanying condensed interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2019, the Company has incurred losses from inception of approximately $141,000 and has negative working capital of approximately $116,000. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these condensed financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note.

Note 8 – Subsequent Event

During October 2019, the Company received additional advances of $10,000 under the terms of the Note.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. As of September 30, 2019, the Company had $1,086 in cash. There are no assurances that the Company will be able to secure any additional funding as needed, other than the $10,000 advance received in October 2019. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however, there is no assurance of additional funding being available.

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

As of the date of this Form 10-Q, our management has had discussions with Transphorm, Inc. (“Transphorm”) regarding a merger, whereby our wholly owned subsidiary will merge with and into Transphorm, with Transphorm continuing as the surviving entity and as our wholly owned subsidiary, however, at this time we are not a party to any binding agreements with respect to such a business combination and there are no assurances that we will be able to complete a business combination.

Management previously had discussions with Sagimet Biosciences Inc., formerly known as 3-V Biosciences, Inc. (“Sagimet Biosciences”), regarding a similar transaction which is being contemplated with Transphorm. On August 16, 2019, the Company and Sagimet Biosciences mutually agreed to no longer pursue such a transaction.

Liquidity and Capital Resources

As of September 30, 2019, the Company had total assets equal to $1,086 comprised exclusively of cash. This compares with total assets of $2,475, comprised exclusively of cash, as of June 30, 2019. The Company’s current liabilities as of September 30, 2019 totaled $116,880 comprised of accounts payable, accrued expenses and amounts due to a related party. This compares to the Company’s total current liabilities of $108,170, comprised of accounts payable, accrued expenses and amounts due to a related party, as of June 30, 2019. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Net Cash (Used In) Operating Activities	$(1,389)	$(45)
Net Cash Provided by Financing Activities	$0	$0
Net Decrease in Cash	$(1,389)	$(45)

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

Issuance of Promissory Note to a Stockholder and Director

On May 31, 2017, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall accrue on the outstanding principal amount of the note on the basis of a 360-day year from the date of borrowing until paid in full at the rate of six percent (6%) per annum. In the event that an Event of Default (as defined in the note) has occurred, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of September 30, 2019, the amount due under the note was $108,420, including accrued interest of $8,310. The note is attached hereto as Exhibit 4.1.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 31, 2017 (Inception), through September 30, 2019. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended September 30, 2019 and 2018, the Company had a net loss of $10,099 and $9,414, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports, general and administrative expenses, and interest expense.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2019	PENINSULA ACQUISITION CORPORATION

	By:	/s/ Ian Jacobs
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