Form 10-Q
period 2019-12-31
Peninsula Acquisition Corp
filed 2020-01-23
CIK 1715768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	2,307,699
(Class)	Outstanding at January 23, 2020

PENINSULA ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

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

Note Regarding Forward Stock Split

On February 27, 2019, the Company effected a forward split of its outstanding common stock, par value $0.0001, at a ratio of 2.3077-for-1 (the “Forward Split”). Unless otherwise stated, the share amounts listed in this Form 10-Q reflect the Forward Split.

ii

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements.

PENINSULA ACQUISITION CORPORATION

December 31, 2019

PENINSULA ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	December 31, 2019	June 30, 2019
	(UNAUDITED)
ASSETS

Current assets
Cash	$4,301	$2,475

Total current assets	4,301	2,475

Total assets	$4,301	$2,475

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$13,027	$8,060
Note payable - stockholder	117,610	100,110

Total current liabilities	130,637	108,170

Total liabilities	130,637	108,170

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $.0001 par value, authorized 5,000,000 shares, 0 shares issued and outstanding	-	-
Common stock, $.0001 par value, authorized 750,000,000 shares; 2,307,699 shares issued and outstanding	231	231
Additional paid-in capital	24,769	24,769
Accumulated deficit	(151,336)	(130,695)

Total stockholders’ deficit	(126,336)	(105,695)

Total liabilities and stockholders’ deficit	$4,301	2,475

See accompanying notes to the condensed financial statements

PENINSULA ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018

Revenue	$-	$-	$-	$-

General and administrative expenses	8,825	10,337	17,347	18,945

Loss from operations	(8,825)	(10,337)	(17,347)	(18,945)

Other expense
Interest expense	1,717	969	3,294	1,775

Net loss	$(10,542)	$(11,306)	$(20,641)	$(20,720)

Loss per common shares - basic and dilutive	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and dilutive	2,307,699	2,307,699	2,307,699	2,307,699

See accompanying notes to the condensed financial statements

PENINSULA ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019

(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2019	-	$-	2,307,699	$231	$24,769	$(130,695)	$(105,695)

Net loss	-	-	-	-	-	(20,641)	(20,641)

Balance, December 31, 2019	-	$-	2,307,699	$231	$24,769	$(151,336)	$(126,336)

See accompanying notes to the condensed financial statements

PENINSULA ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	December 31, 2019	December 31, 2018

Cash flows from operating activities:
Net loss	$(20,641)	$(20,720)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in accounts payable and accrued expenses	4,967	4,775

Net cash (used in) operating activities	(15,674)	(15,945)

Cash flow from financing activities
Proceeds from note payable - stockholder	17,500	12,500

Net cash provided by financing activities	17,500	12,500

Net increase (decrease) in cash	1,826	(3,445)

Cash, beginning of period	2,475	4,496

Cash, end of period	$4,301	$1,051

See accompanying notes to the condensed financial statements

PENINSULA ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2019

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

Note 3 – Income Taxes

As of December 31, 2019, the Company has net operating loss carryforwards of approximately $151,000, to reduce future federal and state taxable income through the fiscal year ending June 30, 2040, which results in a deferred tax asset of approximately $32,000 against which a full valuation allowance has been recorded.

The provision for income taxes is as follows for the six months ended December 31, 2019 and 2018:

	For the six months ended	For the six months ended
	December 31, 2019	December 31, 2018
Current expense:
Federal	$-	$-
Deferred tax benefit:
Federal	4,300	4,400
Valuation allowance	(4,300)	(4,400)
Total	$-	$-

As of December 31, 2019, there is no provision for federal income taxes because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax asset.

The differences between our effective income tax rate and the U.S. federal income tax rate for the six months ended December 31, 2019 and 2018:

	For the six months ended	For the six months ended
	December 31, 2019	December 31, 2018

Statutory federal income tax rates	21.0%	21.0%
Valuation allowance	-21.0%	-21.0%
Effective income rate, net	-	-

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

As of December 31, 2019, the Company has not had any ownership changes that may limit the use of the Company’s net operating loss carryforwards.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

Note 4 – Common Stock

On December 6, 2019, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of common stock of the Company from 50,000,000 to 750,000,000.

As of December 31, 2019, the Company had 750,000,000 shares of common stock, par value of $0.0001, authorized and has issued 2,307,699 shares of its $0.0001 par value common stock.

Note 5 – Preferred Stock

As of December 31, 2019, the Company had 5,000,000 shares of preferred stock, par value of $.0001, authorized; none issued or outstanding.

Note 6 – Commitments and Related Party Transactions

Office Space

As of December 31, 2019, the Company’s office facilities are located in Boca Raton, Florida. Such facilities are leased by the sole officer and a stockholder of the Company and used by the Company at no charge.

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

As of December 31, 2019, the total amount due under the Note was $127,637, including accrued interest of $10,027 which is reported as a component of accounts payable and accrued expenses in the accompanying condensed balance sheets.

Note 7 – Going Concern

The accompanying condensed interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

As of December 30, 2019, the Company has incurred losses from inception of approximately $151,000 and has negative working capital of approximately $126,000. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these condensed financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. As of December 31, 2019, the Company had $4,301 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however, there is no assurance of additional funding being available.

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

As of the date of this Form 10-Q, our management has had discussions with a privately-held company (“Potential Target”) regarding a merger, whereby our wholly owned subsidiary will merge with and into Potential Target, with Potential Target continuing as the surviving entity and as our wholly owned subsidiary; however, at this time we are not a party to any binding agreements with respect to such a business combination and there are no assurances that we will be able to complete a business combination.

Management previously had discussions with Sagimet Biosciences Inc., formerly known as 3-V Biosciences, Inc. (“Sagimet Biosciences”), regarding a similar transaction which is being contemplated with Potential Target. On August 16, 2019, the Company and Sagimet Biosciences mutually agreed to no longer pursue such a transaction.

Recent Corporate Actions

Forward Split

On February 27, 2019, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Forward Split at the 2.3077-for-1 ratio of our issued and outstanding common stock. The Certificate of Amendment was approved on February 27, 2019 by holders of 100% of the outstanding shares of our common stock pursuant to our consent solicitation statement as set forth in our Definitive Proxy Statement on Schedule 14A filed with the SEC on February 19, 2019.

Pursuant to the Certificate of Amendment, effective as of February 27, 2019, each share of our issued and outstanding common stock was converted into 2.3077 shares of common stock, without any change in the par value per share. No fractional shares of common stock were issued in connection with the Forward Split. Instead, stockholders who would otherwise hold fractional shares because the number of shares of common stock they held before the Forward Split was not evenly divisible by the split ratio are entitled to receive cash (without interest) in lieu of such fractional shares in an amount equal to the product obtained by multiplying (i) the fair market value of the Company’s shares of common stock as determined by our board of directors by (ii) the number of shares of our common stock held by such stockholder that would otherwise have been exchanged for such fractional share interest.

Authorized Share Increase

On December 6, 2019, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of our authorized shares of common stock from 50,000,000 to 750,000,000. The Certificate of Amendment was approved on December 4, 2019 by holders of 93.5% of the outstanding shares of our common stock pursuant to our consent solicitation statement as set forth in our Definitive Proxy Statement on Schedule 14A filed with the SEC on December 2, 2019. Pursuant to the Certificate of Amendment, effective as of December 6, 2019, the number of authorized shares of our common stock was increased to 750,000,000.

Liquidity and Capital Resources

As of December 31, 2019, the Company had total assets equal to $4,301, comprised exclusively of cash. This compares with total assets of $2,475, comprised exclusively of cash, as of June 30, 2019. The Company’s current liabilities as of December 31, 2019 totaled $130,637, comprised of accounts payable, accrued expenses and amounts due to a related party. This compares to the Company’s total current liabilities of $108,170, comprised of accounts payable, accrued expenses and amounts due to a related party, as of June 30, 2019. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities for the six months ended December 31, 2019 and 2018:

	Six Months Ended December 31, 2019	Six Months Ended December 31, 2018
Net Cash (Used In) Operating Activities	$(15,674)	$(15,945)
Net Cash Provided by Financing Activities	17,500	12,500
Net Increase (Decrease) in Cash	$1,826	$(3,445)

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

Issuance of Promissory Note to a Stockholder and Director

On May 31, 2017, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall accrue on the outstanding principal amount of the note on the basis of a 360-day year from the date of borrowing until paid in full at the rate of six percent (6%) per annum. In the event that an Event of Default (as defined in the note) has occurred, the entire note shall automatically become due and payable (the “Default Date”), and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of December 31, 2019, the amount due under the note was $127,637, including accrued interest of $10,027. The note is attached hereto as Exhibit 4.1.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 31, 2017 (Inception), through December 31, 2019. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended December 31, 2019 and 2018, the Company had a net loss of $10,542 and $11,306, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports, general and administrative expenses, and interest expense.

For the six months ended December 31, 2019 and 2018, the Company had a net loss of $20,641 and $20,720, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports, general and administrative expenses, and interest expense.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 23, 2020	PENINSULA ACQUISITION CORPORATION

	By:	/s/ Ian Jacobs
Ian Jacobs Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on August 29, 2017).

3.1.2	Certificate of Amendment of Certificate of Incorporation of Peninsula Acquisition Corporation, dated February 27, 2019 (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K of the Company, filed with the U.S. Securities and Exchange Commission on February 27, 2019).

3.1.3	Certificate of Amendment of Certificate of Incorporation of Peninsula Acquisition Corporation, dated December 6, 2019 (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K of the Company, filed with the U.S. Securities and Exchange Commission on December 6, 2019).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on August 29, 2017).

4.1	Promissory Note issued by the Company to Mark Tompkins, dated May 31, 2017 (incorporated by reference to Exhibit 4.1 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on August 29, 2017).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.