Form 10-Q
period 2020-03-31
Transphorm, Inc.
filed 2020-05-14
CIK 1715768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number: 000-55832
Transphorm, Inc.
(Exact name of registrant as specified in its charter)

Delaware		82-1858829
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
75 Castilian Drive
Goleta,	California	93117
(Address of principal executive offices)		(Zip Code)

(805) 456-1300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trade Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer   ☐
Non-accelerated filer ☒   Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2020, there were 35,135,520 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Transphorm, Inc.
Quarterly Report on Form 10-Q

Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”), including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. All statements other than statements of historical fact contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the implementation of our business model and strategic plans for our business, technologies and products;
•our ability to raise additional funds to continue to operate our business, including AFSW (as defined below), our joint venture wafer fabrication facility located in Aizu Wakamatsu, Japan, and to satisfy our obligations under our agreements with our lenders;
•our costs in meeting our contractual obligations, including the cost and cash flow impact of purchasing the remaining interest in AFSW and operating such facility, and our ability to maintain our contracts for their expected durations;
•the impact of the ongoing COVID-19 pandemic on our industry and our business, operations and financial condition, as well as on the global economy;
•overall market conditions, including the negative impact of COVID-19;
•the rate and degree of market acceptance of any of our products or GaN technology in general, including changes due to the impact of (i) new GaN fabrication sources, (ii) the performance of GaN technology, whether perceived or actual, relative to competing semiconductor materials, and (iii) the performance of our products, whether perceived or actual, compared to competing GaN-based, silicon-based and other products;
•the timing and success of product released by us and our customers;
•our ability to develop new products and technologies;
•our estimates of our expenses, ongoing losses, future revenue, capital requirements, and needs for additional financing;
•our ability to obtain additional funds for our operations and our intended use of any such funds;
•our ability to become listed and remain eligible on an over-the-counter quotation system;
•our receipt and timing of any royalties, milestone payments or payments for products, under any current or future collaboration, license or other agreements or arrangements, including the credit risks of our customers;
•our ability to obtain and maintain intellectual property protection for our technologies and products and our ability to operate our business without infringing the intellectual property rights of others;
•the strength and marketability of our intellectual property portfolio;
•our dependence on current and future collaborators for developing, manufacturing or otherwise bringing our products to market;

•the ability of our third party supply and manufacturing partners to meet our current and future business needs;
•the throughput of our fabrication facilities and third party foundries, as well as the ability of such facilities and foundries to ramp up production;
•our relationships with our executive officers, directors and employees;
•our expectations regarding our classification as a “smaller reporting company,” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) and an “emerging growth company” under the JOBS Act in future periods;
•our future financial performance;
•the competitive landscape of our industry;
•the impact of government regulation and developments relating to us, our competitors or our industry;
•the impact of “controlled company” exemptions that may be available to us in the future under Nasdaq or NYSE listing standards and our use of the applicable phase-in periods; and
•other risks and uncertainties, including those listed under the caption “Risk Factors.”
        These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed in Part II, Item 1A, “Risk Factors” and those discussed in other documents we file with the SEC.
        Any forward-looking statement in this Report reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Part I - Financial Information

Item 1. Financial Statements

Transphorm, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share and per share data)

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$14,648	$2,875
Accounts receivable, net, including related parties	1,377	709
Inventory	1,085	990
Prepaid expenses and other current assets	1,447	783
Total current assets	18,557	5,357
Property and equipment, net	1,637	1,770
Goodwill	1,326	1,325
Intangible assets, net	1,210	1,313
Other assets	422	497
Total assets	$23,152	$10,262

Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$2,204	$2,383
Development loan	15,000	5,000
Revolving credit facility, including accrued interest	10,610	10,458
Unfunded commitment to joint venture	1,546	1,688
Accrued payroll and benefits	1,076	1,159
Total current liabilities	30,436	20,688
Development loans, net of current portion	—	10,000
Promissory note	13,885	16,169
Total liabilities	44,321	46,857
Commitments and contingencies (Note 8)
Convertible preferred stock (Notes 1 and 9):
Series 1, $0.0001 par value; no shares authorized, issued and outstanding as of March 31, 2020; 12,438,704 shares authorized and 12,433,953 shares issued and outstanding as of December 31, 2019	—	39,658
Series 2, $0.0001 par value; no shares authorized, issued and outstanding as of March 31, 2020; 7,507,699 shares authorized and 7,499,996 shares issued and outstanding as of December 31, 2019	—	30,000
Series 3, $0.0001 par value; no shares authorized, issued and outstanding as of March 31, 2020; 4,000,000 shares authorized, issued and outstanding as of December 31, 2019	—	16,000
Total convertible preferred stock	—	85,658
Stockholders’ deficit:
Common stock, $0.0001 par value; 750,000,000 shares authorized and 35,135,520 shares issued and outstanding as of March 31, 2020, and 29,012,034 shares authorized and 4,220,998 shares issued and outstanding as of December 31, 2019	4	—
Additional paid-in capital	127,683	22,404
Accumulated deficit	(148,102)	(143,915)
Accumulated other comprehensive loss	(754)	(742)
Total stockholders’ deficit	(21,169)	(122,253)
Total liabilities, convertible preferred stock and stockholders’ deficit	$23,152	$10,262

See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue, net	$1,100	$529
Operating expenses:
Cost of goods sold	1,455	1,404
Research and development	1,466	2,182
Sales and marketing	518	851
General and administrative	3,092	1,251
Total operating expenses	6,531	5,688
Loss from operations	(5,431)	(5,159)
Interest expense	189	187
Loss in joint venture	1,419	1,127
Changes in fair value of promissory note	(2,321)	33
Other income, net	(531)	(136)
Loss before tax expense	(4,187)	(6,370)
Tax expense	—	—
Net loss	$(4,187)	$(6,370)

Net loss per share - basic and diluted	$(0.13)	$(0.23)
Weighted average common shares outstanding - basic and diluted	31,912,170	28,153,555

See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(4,187)	$(6,370)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(12)	(27)
Other comprehensive loss, net of tax	(12)	(27)
Comprehensive loss	$(4,199)	$(6,397)

See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (unaudited)
(in thousands except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Deficit
	Number of Shares	Amount
Balance at January 1, 2019	4,219,606	$—	$21,833	$(128,632)	$(740)	$(107,539)
Stock-based compensation	—	—	139	—	—	139
Other comprehensive income	—	—	—	—	(27)	(27)
Net loss	—	—	—	(6,370)	—	(6,370)
Balance at March 31, 2019	4,219,606	$—	$21,972	$(135,002)	$(767)	$(113,797)

Balance at January 1, 2020	4,220,998	$—	$22,404	$(143,915)	$(742)	$(122,253)
Stock options exercised	3,346	—	13	—	—	13
Stock-based compensation	—	—	132	—	—	132
Conversion of shares in connection with the Reverse Merger	23,933,949	3	85,655	—	—	85,658
Shares redeemed	(52,773)	—	(211)	—	—	(211)
Shares issued in connection with the Reverse Merger	1,650,000	—	(50)	—	—	(50)
Issuance of common stock, net	5,380,000	1	19,740	—	—	19,741
Other comprehensive loss	—	—	—	—	(12)	(12)
Net loss	—	—	—	(4,187)	—	(4,187)
Balance at March 31, 2020	35,135,520	$4	$127,683	$(148,102)	$(754)	$(21,169)

See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,187)	$(6,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory write-off	169	—
Depreciation and amortization	236	304
Stock-based compensation	132	139
Interest cost	189	187
Loss in joint venture	1,419	1,127
Changes in fair value of promissory note	(2,321)	33
Changes in operating assets and liabilities:
Accounts receivable	(668)	(407)
Inventory	(264)	70
Prepaid expenses and other current assets	(603)	164
Other assets	9	1
Accounts payable and accrued expenses	(179)	(449)
Accrued payroll and benefits	(83)	(150)
Net cash used in operating activities	(6,151)	(5,351)
Cash flows from investing activities:
Investment in joint venture	(1,548)	(189)
Net cash used in investing activities	(1,548)	(189)
Cash flows from financing activities:
Proceeds from development loans	—	5,000
Proceeds from stock option exercise	18	—
Payment for repurchase of common stock	(211)	—
Loan repayment	(50)	—
Proceeds from issuance of common stock, net of offering cost	19,741	—
Net cash provided by financing activities	19,498	5,000
Effect of foreign exchange rate changes on cash and cash equivalents	(26)	(22)
Net increase (decrease) in cash and cash equivalents	11,773	(562)
Cash and cash equivalents at beginning of period	2,875	3,069
Cash and cash equivalents at end of period	$14,648	$2,507

Supplemental disclosures of cash flow information:
Interest expense paid	$—	$346

See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
for the Three Months Ended March 31, 2020 and 2019

Note 1 - Business and Basis of Presentation
        Transphorm, Inc. (“Parent”) develops gallium nitride (“GaN”) semiconductor components used in power conversion and is headquartered in Goleta, California. Parent’s wholly owned-subsdiary, Transphorm Technology, Inc., was incorporated in the state of Delaware on February 22, 2007. Throughout this Report, “the Company,” “Transphorm,” “we,” “us” and “our” refer to Parent and its direct and indirect wholly-owned subsidiaries. Transphorm Technology and its subsidiaries hold all material assets and conduct all business activities and operations of the Company. Transphorm Technology’s activities to date have been primarily performing research and development, establishing manufacturing infrastructure, market sampling, product launch, hiring personnel, and raising capital to support and expand these activities. Transphorm Japan, Inc. was established in Japan in February 2014 to secure Transphorm’s production capacity and establish a direct presence in Asian markets. Transphorm Aizu, Inc. was established in Japan to manage the financial transactions around Aizu Fujitsu Semiconductor Wafer Solution Limited, Transphorm’s joint venture wafer fabrication facility located in Aizu Wakamatsu, Japan (“Aizu”). Transphorm Japan Epi, Inc. was established in Japan in 2019 to enable the operational capacity of the reactors held in Aizu.
In management’s opinion, the accompanying unaudited condensed consolidated financial statements of Transphorm reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended March 31, 2020, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) have been condensed or omitted. The aforementioned unaudited condensed consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Amendment No. 2 to Form 8-K filed on March 31, 2020. The consolidated balance sheet as of December 31, 2019 is derived from those audited financial statements.
The preparation of interim unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Material estimates subject to change include, among other items, the determination of allowance for loan and lease losses and allowance for off-balance sheet items, other-than-temporary impairment, securities valuations, the fair value of other assets and liabilities acquired in a business combination and income taxes. Actual results could differ from those estimates.
Reverse Merger
On February 12, 2020, our wholly-owned subsidiary, Peninsula Acquisition Sub, Inc., a corporation formed in the State of Delaware (“Acquisition Sub”), merged with and into Transphorm Technology (formerly known as Transphorm, Inc.), the corporate existence of Acquisition Sub ceased, and Transphorm Technology became our wholly-owned subsidiary (such transaction, the “Merger”). As a result of the Merger, we acquired the business of Transphorm Technology. The Merger was effective as of February 12, 2020, upon the filing of a Certificate of Merger with the Secretary of State of the State of Delaware. Immediately after completion of the Merger, we adopted Transphorm Technology’s former company name, “Transphorm, Inc.”, as our company name.
The Merger was treated as a recapitalization and reverse acquisition for financial reporting purposes, and Transphorm Technology is considered the acquirer for accounting purposes.

As a result of the Merger and the change in our business and operations, a discussion of the past financial results of our predecessor, Peninsula Acquisition Corporation, is not pertinent, and under applicable accounting principles, the historical financial results of Transphorm Technology, the accounting acquirer, prior to the Merger are considered our historical financial results.
At the time the certificate of merger reflecting the Merger was filed with the Secretary of State of Delaware (the “Effective Time”), (i) each share of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive (a) 0.08289152527 shares of our common stock (in the case of shares held by accredited investors) or (b) $4.00 multiplied by the Common Stock Conversion Ratio (in the case of shares held by unaccredited investors), with the actual number of shares of our common stock issued to the former holders of Transphorm Technology’s common stock equal to 4,171,571, (ii) 51,680,254 shares of Transphorm Technology’s Series 1 preferred stock issued and outstanding immediately prior to the closing of the Merger were converted into 12,433,953 shares of our common stock, (iii) 38,760,190 shares of Transphorm Technology’s Series 2 preferred stock issued and outstanding immediately prior to the closing of the Merger were converted into 7,499,996 shares of our common stock, and (iv) 31,850,304 shares of Transphorm Technology’s Series 3 preferred stock issued and outstanding immediately prior to the closing of the Merger were converted into 4,000,000 shares of our common stock. As a result, 28,105,520 shares of our common stock were issued to the former holders of Transphorm Technology’s issued and outstanding capital stock after adjustments due to rounding for fractional shares. Immediately prior to the Effective Time, an aggregate of 682,699 shares of our common stock, owned by the stockholders of Peninsula Acquisition Corporation prior to the Merger, were forfeited and cancelled (the “Stock Forfeiture”).
In addition, pursuant to the Merger Agreement, (i) options to purchase 29,703,285 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger under Transphorm Technology’s 2007 Stock Plan (the “2007 Plan”) and 2015 Equity Incentive Plan (the “2015 Plan”) were assumed and converted into options to purchase 2,461,923 shares of our common stock, (ii) warrants to purchase 186,535 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed, amended and converted into warrants to purchase 15,461 shares of our common stock, and (iii) Transphorm Technology’s outstanding convertible promissory note was amended to be convertible at the option of the holder, into shares of our common stock at a conversion price of $5.12 per share, with 3,076,171 being the maximum number of shares of our common stock issuable upon conversion of the convertible promissory note. As of March 31, 2020, there was $15.0 million of principal and $373 thousand of accrued and unpaid interest outstanding on the convertible promissory note.
All per share and share amounts for the three months ended March 31, 2019 have been retroactively adjusted to reflect the effect of the Merger.
Going Concern
        The accompanying unaudited condensed consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. As included in the accompanying unaudited condensed consolidated financial statements, the Company has generated recurring losses from operations and has an accumulated deficit and has a working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.
Management plans to raise additional working capital to fund operations through the issuance of stock to investors, license of intellectual property and/or issuance of notes payable. The Company raised $19.7 million from the sale of common stock in February 2020 as described in Note 9 - Stockholders’ Equity. However, there is no assurance that the Company will be successful in raising additional capital.
The ability of the Company to continue as a going concern is dependent on its ability to raise significant additional capital to fund operating losses until it is able to generate liquidity from its business operations. To the extent sufficient financing is not available, the Company may not be able to, or may be delayed in, developing its offerings and meeting its obligations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate financing alternatives in order to satisfy its working capital and other cash requirements. The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.
Impact of COVID-19 on our Business
The COVID-19 pandemic has adversely disrupted and will further disrupt the operations at certain of our customers, partners, suppliers and other third-party providers for an uncertain period of time, including as a result of travel restrictions, adverse effects on budget planning processes, business deterioration, and/or business shutdowns, all of which has impacted our business and results of operations. Some of our customers have experienced delays in their internal development programs and design cycles with our GaN products due to the effects of COVID-19, which have led to postponements of their orders of our products and postponements of determinations that our products will be used in their designs for new products under development with corresponding delays in their market introduction and our revenues.
Significant Accounting Policies
Principles of Consolidation
        The unaudited condensed consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries, Transphorm Technology, Transphorm Japan, Inc., Transphorm Japan Epi, Inc. and Transphorm Aizu, Inc. Upon consolidation, all significant intercompany accounts and transactions have been eliminated.
Use of Estimates
        The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates and assumptions on historical experience, knowledge of current conditions, and its belief of what could occur in the future, given available information. Actual results could differ from those estimates, and such differences could be material to the condensed consolidated financial statements. Estimates are used for, but not limited to, the determinations of fair value of stock awards and promissory notes, accrual of liabilities, revenue recognition, inventory reserve, and useful lives for property and equipment.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported condensed consolidated statements of operations.
Cash and Cash Equivalents
        The Company considers all highly-liquid investments with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist principally of bank deposits and money market funds. Other assets in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 include cash of $75 thousand.
Foreign Currency Risk
        The Company is exposed to foreign currency risk due to its operations in Japan. Assets and liabilities of the operations are re-measured into U.S. currency at exchange rates in effect at the balance sheet dates through the condensed consolidated statements of comprehensive income. Gains or losses resulting from foreign currency transactions are re-measured using the rates on the dates on which those elements are recognized during the period and are included in other income or expense in the unaudited condensed consolidated statements of operations. As of March 31, 2020 and December 31, 2019, the Company had foreign cash and cash equivalents of $31 thousand and $55 thousand, respectively, which represent 0.2 percent and 1.9 percent, respectively, of total cash and cash equivalents.
Concentrations of Risk
        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company is exposed to credit risk in the event of default by the financial institution holding its cash. The Company’s investment policy restricts investments to high-quality investments and limits the amounts invested with any one issuer, industry or geographic area. Risks associated with cash holdings in excess of insured limits are mitigated by banking with high-quality institutions. To date, the Company has not experienced any significant losses on its cash and cash equivalents. The Company periodically evaluates the relative credit standing of these financial institutions.
        The Company is subject to risks common in the power conversion components industry, including, but not limited to, technological obsolescence, dependence on key personnel, market acceptance of its products, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.
Comprehensive Loss
        Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes the impact of foreign currency translation adjustments.
Accounts Receivable
        Accounts receivable are analyzed and allowances for uncollectible accounts are recorded, as required. Provisions for uncollectible accounts, if any, are recorded as bad debt expense and included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The process for determining the appropriate level of allowances for doubtful accounts involves judgment, and the Company considers such factors as the age of the underlying receivables, historical and projected collection trends, the composition of outstanding receivables, current economic conditions and regulatory changes. An account is fully reserved when reasonable collection efforts have been unsuccessful and it is probable that the receivable will not be recovered. No significant losses on accounts receivable have been recorded as of March 31, 2020 and December 31, 2019.
Inventory
        Inventory is stated at the lower of cost (first-in, first-out method) or net realizable value. The Company periodically reviews the value of items in inventory and records write-downs or write-offs based on its assessment of slow moving or obsolete inventory. The Company maintains an inventory reserve for obsolete inventory and generally makes inventory value adjustments against the inventory reserve.
Property and Equipment
        Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the related lease term. Depreciation for equipment commences once it is placed in service, and depreciation for buildings and leasehold improvements commences once they are ready for their intended use. The Company expenses maintenance and repair costs that do not extend the life of the asset as they are incurred.

        The Company evaluates the carrying amount of its property and equipment whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset or asset group and its eventual disposition are less than the carrying amount of the asset or asset group. To date, there have been no such impairment losses.
Goodwill
        Goodwill arose for the acquisition of a business in February 2014 based in Japan and was accounted for as the purchase of a business. Goodwill generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment at least annually in December unless certain events occur or circumstances change. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. We test for goodwill impairment annually or earlier if events or changes in circumstances indicate goodwill might possibly be impaired. Impairment exists when the carrying value of the goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess as a charge to operations in the unaudited condensed consolidated statements of operations. For the three months ended March 31, 2020 and 2019, no impairment charge was recorded related to goodwill.
Intangible Assets
        Intangible assets that are not considered to have an indefinite useful life are amortized over their estimated useful lives, which generally range from three to ten years. Each reporting period, the Company evaluates the estimated remaining useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization.
        If it is determined that the carrying values might not be recoverable based upon the existence of one or more indicators of impairment, the Company performs a test for recoverability using various methodologies, such as the income approach or cost approach, to determine the fair value of intangible assets depending upon the nature of the assets. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their respective fair values. For the three months ended March 31, 2020 and 2019, no impairment charges were recorded related to intangible assets.
Revenue Recognition
        Revenue Recognition Policy
        The Company derives its revenues from sales of high-powered GaN-based products manufactured utilizing the Company’s proprietary and patented epiwafer technology and wafer fabrication and other assembly processes, and sales of GaN epiwafers for the RF and power markets, as well as sales of licenses to use such patented proprietary technology. Revenues are recognized when control of these products or licenses are transferred to the Company’s customers in an amount that reflects the consideration it expects to be entitled to in exchange for those products and licenses. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company does not have any significant financing components associated with its revenue contracts, as payment is received at or shortly after the point of sale.
        Disaggregation of Revenue from Contracts with Customers
        Revenue for the three months ended March 31, 2020 and 2019 consists of licensing revenue, government contract revenue from our contract with the U.S. Navy and product sales, with applicable performance obligations satisfied at a point in time. Products are sold to distributors and end-users in various sectors such as, but not limited to, the automotive, gaming, industrial, IT, and consumer products industries.
        As part of the Collaboration Arrangement (Note 2 - Nexperia Arrangement) executed with Nexperia on April 4, 2018, the Company agreed to grant Nexperia the perpetual exclusive right to use the Company’s existing

Gen 3 manufacturing process technology. License fees are received upon satisfaction of contractual milestones and recognized upon delivery of the perpetual license or transferred technology without any remaining performance obligations. For the three months ended March 31, 2020 and 2019, no licensing revenue was recognized.
        Government contract revenues are principally generated under research and development contracts. Contract revenues are derived primarily from research contracts with agencies of the United States Government. We believe credit risk related to accounts receivable arising from such contracts is minimal. These contracts may include cost-plus fixed fee and fixed price terms. All payments to us for work performed on contracts with agencies of the U.S. Government are subject to adjustment upon audit by the Defense Contract Audit Agency.
        Performance Obligations
        For performance obligations related to the sale of products, control transfers to the customer at a point in time. The Company’s principal terms of sale are free on board shipping or destination and the Company transfers control and records revenue for product sales upon shipment or delivery to the customer, respectively. For performance obligations related to the licensing of patented technology in perpetuity, control also transfers to the customer at a point in time. The Company transfers control and records revenue for licensing fees once the Company has (i) provided or otherwise makes available the patented technology to the customer and (ii) the customer is able to use and benefit from the patented technology.
        Variable Consideration
        The nature of the Company’s arrangement with Nexperia gives rise to variable consideration in the form of milestone and royalty payments. The royalties qualify for the sales and usage-based royalty exception, as the license of intellectual property is the predominant item to which the royalty relates and are recognized upon the subsequent sale occurring. The variable amounts are received upon satisfaction of contractually agreed upon development targets and sales volume.
Research and Development
The Company is a party to research grant contracts with the U.S. federal government for which the Company is reimbursed for specified costs incurred for its research projects. These projects include energy saving initiatives for which the U.S. federal government offers reimbursement funds. Such reimbursements are recorded as an offset to research and development expenses when the related qualified research and development expenses are incurred. Reimbursable costs are recognized in the same period the costs are incurred up to the limit of approved funding amounts on qualified expenses. Grant reimbursement of $72 thousand and $0 were recorded as a offset to research and development expense for the three months ended March 31, 2020 and 2019, respectively.
Stock-Based Compensation
        All share-based payments, including grants of stock options, are measured based on the fair value of the share-based awards at the grant date and recognized over their respective vesting periods, which is generally four years. The estimated fair value of stock options at the grant date is determined using the Black-Scholes-Merton pricing model. The Company recognizes the fair value of share-based payments as compensation expense for all expected-to-vest stock-based awards over the vesting period of the award using the straight-line attribution method provided that the amount of compensation cost recognized at any date is no less than the portion of the grant-date fair value of the award that is vested at that date.
        The Black-Scholes-Merton option pricing model requires inputs such as the fair value of common stock on date of grant, expected term, expected volatility, dividend yield, and risk-free interest rate. Further, the forfeiture rate also affects the amount of aggregate compensation expense. These inputs are subjective and generally require significant analysis and judgment to develop. Volatility data is obtained from a study of publicly traded industry peer companies. The forfeiture rate is derived primarily from the Company’s historical data, and the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues commensurate with the expected term. Management generally uses the simplified method to calculate the expected term for employee grants as the Company has limited historical exercise data or alternative information to reasonably estimate an expected term assumption. The simplified method assumes that all options will be exercised midway between the weighted average vesting date and the contractual term of the option.
        Stock-based compensation expense recognized in the Company’s condensed consolidated financial statements is based on awards that are expected to vest. These expense amounts have been reduced by using an estimated forfeiture rate. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company evaluates the assumptions used to estimate forfeitures annually in connection of recognition of stock-based compensation expense.
Loss Per Share
        Basic loss per share is calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of stock warrants and stock options, are not reflected in diluted loss per share because such shares are anti–dilutive. Dilutive impact of potential common shares resulting from common stock equivalents is determined by applying the treasury stock method.
        For the three months ended March 31, 2020, there were 2,473,552 shares, consisting of 2,458,091 stock options and 15,461 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive. For the three months ended March 31, 2019, there were 2,397,702 shares, consisting of 2,371,545 stock options and 26,157 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive.
Fair Value Measurement
        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of the Company’s financial instruments such as cash equivalents, accounts receivable, revolving credit facility, accounts payable and accrued liabilities approximate fair values due to the short-term nature of these items. The Company has elected the fair value option for its promissory notes. See Note 3 - Fair Value Measurements.
Income Taxes
        The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”). ASC 740 prescribes the use of the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted statutory tax rates in effect at the balance sheet date. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists.
Equity Method Investments
        The Company uses the equity method to account for investments in entities that it does not control, but in which it has the ability to exercise significant influence over operating and financial policies. The Company's proportionate share of the net income or loss of these companies is included in consolidated net earnings. Judgments regarding the level of influence over each equity method investment include consideration of key factors such as the Company's ownership interest, representation on the board of directors or other management body and participation in policy-making decisions.
Segment Reporting

        The Company’s operations and its financial performance is evaluated on a consolidated basis by the chief operating decision maker. Accordingly, the Company considers all of its operations to be aggregated in one reportable operating segment. For the three months ended March 31, 2020, total revenue was $1.1 million, of which $1.1 million was from U.S. operations and $11 thousand was from Japan operations. For the three months ended March 31, 2019, total revenue was $529 thousand, of which $522 thousand was from U.S. operations and $7 thousand was from Japan operations.
Recently Issued Accounting Standards Adopted
Fair Value - In August 2018, the Financial Accounting Standard Boards (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. ASU 2018-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. The Company adopted this standard effective January 1, 2020. The adoption of ASU 2018-13 did not have a material effect on the condensed consolidated financial statements.
        Statement of Cash Flows - In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This guidance addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. ASU 2016-15 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. The Company adopted this standard effective January 1, 2020, first day of the Company’s fiscal year using the modified retrospective approach. The adoption of ASU 2016-15 did not have a material effect on the condensed consolidated financial statements.

Recently Issued Accounting Standards under Evaluation

        Income Tax - In December 2019, the FASB issued ASU 2019-12, which modifies ASC 740 to simplify the accounting for income taxes. The ASU’s amendments are based on changes that were suggested by stakeholders as part of the FASB’s simplification initiative (i.e., the Board’s effort to reduce the complexity of accounting standards while maintaining or enhancing the helpfulness of information provided to financial statement users). ASU 2019-12 is effective for the Company’s 2021 fiscal year. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements.
        Financial Instruments - In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for the Company’s 2021 fiscal year. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements.
        Leases - In February 2016, the FASB issued ASU 2016-02, Leases, which, for operating leases, requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The guidance also requires a lessee to recognize single lease costs, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This guidance will be effective for the Company in fiscal year 2021 and must be adopted using a modified retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements.

Note 2 - Nexperia Arrangement
Nexperia Transaction
        On April 4, 2018, the Company entered into a multi-element commercial arrangement with Nexperia B.V. (“Nexperia”) to obtain financing in exchange for sale of equity instruments and performing certain technology and product development activities for Nexperia (collectively, the “Collaboration Arrangement”). Nexperia specializes in designing, manufacturing and selling a broad range of small discrete semiconductor devices that utilize components such as those manufactured by the Company. Financing under the Collaboration Arrangement is comprised of the following elements:
•$16 million Series 3 preferred stock issuance

•$9 million license fee for transfer of the Gen 3 manufacturing process

•$5 million development loan, originally maturing March 31, 2020 and subsequently extended to June 30, 2020 intended to pre-fund the Gen 4 (Tranche A) technology development (the “Tranche A Loan”)

•$8 million development loan maturing March 31, 2021 intended to pre-fund the Gen 5 (Tranche B), 1200V (Tranche B1) technology development (the “Tranche B Loan”)

•$2 million development loan maturing March 31, 2021 intended to pre-fund the 1200V technology development (the “Tranche B-1 Loan”) (together with the Tranche A and Tranche B Loans, the “Development Loans”)

•$10 million revolving loan (the “Tranche C Loan”)

        The Company has to use the funds to operate the business in a manner consistent with or reasonably related to those business activities as carried out on or prior to the April 4, 2018, the effective date of Collaboration Arrangement. In addition to the multiple elements outlined above, the Company and Nexperia entered into a Supply Agreement requiring that the Company be Nexperia’s primary supplier of specified components until June 30, 2020 on a best efforts basis. By entering into this Collaboration Arrangement, Nexperia will gain access to technology that allows for production of high power semiconductors for use in electric vehicles.
        Further, Nexperia will obtain an exclusive license and market access to automotive customers outside of Japan and a sole license (non-exclusive of the Company), as well as market access, to customers in other parts of the power market. Nexperia has a lien on certain U.S. patents not relating to metal organic chemical vapor deposition (“MOCVD”) or epiwafer technology, per the agreement.
        On March 31, 2019, the Company executed Amendment No. 1 to the Loan and Security Agreement (the ”LSA”), pursuant to which the Tranche B Loan was bifurcated into the following two separate sub-tranches:

•$8 million development loan intended to pre-fund the Gen 5 (Tranche B), 1200V (Tranche B1) (Ron/2) technology development (the “Tranche B Loan”)

•$2 million development loan intended to pre-fund the 1200V technology development (the “Tranche B-1 Loan” and, together with the Tranche B Loan, the “Tranche B Loans”)

On February 7, 2020, Amendment No. 2 to the LSA was executed to acknowledge the then-pending Merger, reaffirm the terms of the loan and confirm the waiver for the late delivery of the Company’s 2018 audited financial statements. On April 8, 2020, Amendment No. 3 to the LSA was executed to extend the maturity of the Tranche A loan to April 30, 2020 from March 31, 2020. On April 28, 2020, Amendment No. 4 to the LSA was executed to further extend the maturity of the Tranche A loan to June 30, 2020. All other terms set forth under the original LSA remained unchanged following the amendments. See Note 12 - Subsequent Events.

        The Tranche A and Tranche B Loans represent pre-funding for Gen 4 (Tranche A), Gen 5 (Tranche B), 1200V (Tranche B1) and 1200V technology development for Nexperia. The specific development activities and associated performance milestones are contained within a Statement of Work (“SoW”) between the Company and Nexperia. The SoW may be modified from time to time based upon mutual business interests. This promise to perform the technology development is a good/service provided to a customer in exchange for consideration in the form of the technology development license fees that offset the Tranche A and Tranche B Loans outstanding. The Development Loans are within the scope of ASC 730-20, Research & Development Arrangements, and are recognized as a liability equal to the cash proceeds received.
In relation to the transfer of the Company’s Gen 3 manufacturing process to Nexperia, the Company received $3 million (the first of three tranches) in December 2018, $3 million (the second of three tranches) in April 2019, and $3 million (the third of three tranches) in October 2019. The Company recognized this revenue during 2019 upon the completion and mutual sign off between Nexperia and the Company.
In January 2019, the Company received the $5 million Tranche A Loan. In June and July 2019, the Company received the $8 million Tranche B Loan. In December 2019, the Company received the $2 million Tranche B-1 Loan.
The Tranche C revolving loan of the full $10 million available under this credit facility was received during the year ended December 31, 2018. See Note 6 - Debts.

Note 3 - Fair Value Measurements
        FASB ASC 820, Fair Value Measurements and Disclosures, establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
Level 1 - Unadjusted quoted prices in active markets for identical assets and liabilities.
Level 2 - Inputs (other than quoted prices included within Level 1) that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data of substantially the full term of the related assets or liabilities.
Level 3 - Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Inputs are unobservable for the asset or liability. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

        The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table summarizes the Company’s liabilities measured at fair value as of March 31, 2020 and December 31, 2019, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
March 31, 2020
Promissory note	$—	$—	$13,885

December 31, 2019
Promissory note	$—	$—	$16,169

The following table includes the changes in fair value of the promissory note which are Level 3 on the fair value hierarchy (in thousands):

2020
Fair value at January 1,	$16,169
Interest expense accrued	37
Decrease in fair value	(2,321)
Fair value at March 31,	$13,885

2019
Fair value at January 1,	$15,852
Interest expense accrued	150
Increase in fair value	167
Fair value at December 31,	$16,169
There were no changes to our valuation techniques used to measure assets and liability fair values during the three months ended March 31, 2020 and 2019. The valuation techniques for the items in the table above are as follows:
        Level 3 borrowings, which consist of promissory note, are measured and reported at fair value using a Monte Carlo simulation valuation model. The models can include assumptions related to the value of the notes that are based on the estimated timing and amounts of future rounds of financing, including the estimated timing of a change in control of the Company, and estimated market interest rates, which represent significant unobservable inputs. Assumptions used are (1) the Company is worth today what it can generate in future cash to the Company, (2) cash received today is more than an equal amount of cash received in the future; and (3) future cash flows can be reasonably estimated.

Note 4 - Concentration of Credit Risk and Significant Customers
        The Company manages its credit risk associated with exposure to distributors and direct customers on outstanding accounts receivable through the application of credit approvals and other monitoring procedures. Credit sales, which are mainly on credit terms of 30 to 60 days, are only made to customers who meet the Company's credit standards, while sales to new customers or customers with low credit ratings are usually made on an advance payment basis. The Company closely monitors the aging of accounts receivable from its distributors and direct customers, and regularly reviews their financial positions, where available.

        Significant customers are those that represent 10% or more of revenue or accounts receivable and are set forth in the following table:

	Revenue for the Three Months Ended March 31,		Accounts Receivable As of
	2020	2019	March 31, 2020	December 31, 2019
Customer A	*	30.6%	*	*
Customer B	*	20.1%	*	*
Customer C	31.3%	*	53.3%	60.0%
Customer D	53.2%	32.3%	32.3%	20.4%
* Less than 10% of total
        Customer B and C are related parties and Customer D is a government agency. See Note 11 - Related Party Transactions.

Note 5 - Inventory
        Inventory consists of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	As of
	March 31, 2020	December 31, 2019
Raw materials	$436	$412
Work in process	440	258
Finished goods	209	320
Total	$1,085	$990
For the three months ended March 31, 2020, an inventory write-off of $169 thousand was recorded and, for the three months ended March 31, 2019, no inventory write-off was recorded.

Note 6 - Debts
Development Loans
On April 4, 2018, the Company entered into a Loan and Security Agreement (“LSA”) and Development and License Agreement (“DLA”) with Nexperia. The LSA provided for term loans in an aggregate principal amount of up to $15.0 million, which term loans were available in tranches (Tranche A, Tranche B and Tranche B-1) and subject to the satisfaction of specified conditions. The Tranche A Loan of $5.0 million matures on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2020, subject to extension as provided in the LSA. On April 8, 2020 the maturity of the Tranche A loan was extended to April 30, 2020 and, on April 28, 2020, the maturity of the Tranche A loan was further extended to June 30, 2020. The Tranche B Loan of $8.0 million and Tranche B-1 Loan of $2.0 million mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2021, subject to extension as provided in the LSA. See Note 2 - Nexperia Arrangement.
As of March 31, 2020 and December 31, 2019, $15.0 million aggregate principal amount of term loans were outstanding under the LSA.

Revolving Credit Facility
        The LSA also provided a $10.0 million revolving loan (Tranche C Loan) maturing at the earlier of (i) April 3, 2021, and (ii) the date a Change of Control (as defined in the LSA) of the Company occurs. Interest payable by the Company accrues on the outstanding principal amount of the loans during such period at a rate of 6% per annum. The credit facility is secured against certain of our U.S. patents not relating to MOCVD or epiwafer technology. See Note 2 - Nexperia Arrangement.
        The Tranche C Loan is recorded based on principal $10.0 million and accrued interest (6% interest per annum). The Company recorded interest expense of $152 thousand and $150 thousand for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, the total balance of the revolving credit facility was $10.6 million and $10.5 million, respectively.
Promissory Note
        The Company’s promissory note obligation at March 31, 2020 and December 31, 2019 consists of the following (in thousands):

			Stated Value at
	Interest Rate	Due Date	March 31, 2020	December 31, 2019
Yaskawa Note	1.00%	September 2022	$15,373	$15,336

        Pursuant to ASC 825-10-15-4, the Company elected to apply the fair value option for the promissory note. As of March 31, 2020 and December 31, 2019, the Company determined the fair value for the note, as compared to the face value, including accrued interest, as follows (in thousands):

	Fair Value at
	March 31, 2020	December 31, 2019
Yaskawa Note	$13,885	$16,169

Fair value of promissory note decreased $2.3 million for the three months ended March 31, 2020 and increased $167 thousand for the year ended December 31, 2019.
        In October 2017, the Company issued an unsecured subordinated convertible promissory note to Yaskawa Electric Corporation (the “Yaskawa Note”) for $15.0 million. The stated interest rate of the Yaskawa Note is 1.0%, and principal plus interest is due on the earlier of September 30, 2022, or the date of the occurrence of an Event of Default, Change of Control or an Initial Public Offering (all terms as defined in the Yaskawa Note). In connection with the Merger, the Yaskawa Note was amended to be convertible at the option of the holder into a maximum of 3,076,171 shares of our common stock at a conversion price of $5.12 per share.
        In connection with its promissory note obligation, the Company recorded interest expense of $37 thousand for the three months ended March 31, 2020 and 2019. In accordance with the terms of the promissory note, interest is added to the principal balance and is reflected in the carrying value on the condensed consolidated balance sheet. As of March 31, 2020 and December 31, 2019, accrued interest on the promissory note was $373 thousand and $336 thousand, respectively.
In February, 2020, the Company entered into a letter of intent (“LOI”) with Yaskawa that will form the basis for a mutually beneficial cooperation agreement between the Company and Yaskawa to be finalized later in 2020. Under the LOI, Yaskawa intends to enter into a long-term cooperation and development agreement with the Company to use the Company’s GaN power device products for a variety of industrial power conversion applications, which will initially focus on servo motor drive applications. Yaskawa also intends to provide at least

$4.0 million to fund the Company’s development activities, with an expected funding start date of May 2020, from which amount Yaskawa intends to provide $1.0 million in 2020 in connection with the ongoing development activities.

        As of March 31, 2020, the scheduled maturity on the development loans, revolving credit facility and promissory note was as follows (in thousands):

Year Ending December 31,	Amount
2020	$15,610
2021	10,000
2022	15,748
Total	$41,358

Note 7 - Investment in Aizu Fujitsu Semiconductor Wafer Solution Limited (“AFSW”)
The Company has 49% interest in AFSW and is a party to a joint venture agreement (the “JVA”) with Fujitsu Semiconductor Limited (“FSL”) the 51% owner of AFSW. AFSW manufactures semiconductor products exclusively for its owners under manufacturing agreements at prices estimated to cover the cost of production. AFSW was determined to be a variable interest entity (“VIE”) as the equity at risk was not believed to be sufficient. AFSW depends on its owners for any additional cash. The Company extended $1.5 million and $2.7 million to AFSW to fund AFSW’s operations for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively. The Company’s known maximum exposure to loss approximated the carrying value of its investment balance, which included the financing. Potential future losses could be higher than the carrying amount of the Company’s investment, as we are liable, along with the other owner, for other future operating costs or obligations of AFSW. In addition, because Transphorm is currently committed to purchasing GaN wafers and production-related services from AFSW at pre-agreed pricing based upon the Company’s second generation products, the Company may be required to purchase products at a higher cost for its newer generation products. Unfunded commitment to AFSW was $1.5 million and $1.7 million as of March 31, 2020 and December 31, 2019, respectively.
On April 1, 2020, FSL exercised its put option under the JVA and notified the Company that FSL intended to exit the joint venture by selling its 51% interest in AFSW to us. See Note 12 - Subsequent Events.
        The Company’ investment activities in AFSW for the three months ended March 31, 2020 and for the year ended December 31, 2019 are summarized below (in thousands):

	For the Three Months Ended March 31, 2020	For the Year Ended December 31, 2019
Beginning balance	$(1,688)	$(659)
Investment	1,548	2,698
Loss	(1,419)	(3,703)
Effect of exchange rate change	13	(24)
Ending balance	$(1,546)	$(1,688)

Summarized financial information (unaudited) of AFSW for the periods indicated, as provided by the controlling owner, are as follows (in thousands):

	As of
	March 31, 2020	December 31, 2019
Current assets	$1,019	$3,733
Long-term assets	$5,382	$5,101
Other current liabilities	$1,640	$931
Due to controlling owner	$15,842	$17,913
Due to Transphorm	$7,199	$5,349
Net deficit	$(18,345)	$(15,359)

	Three Months Ended March 31,
	2020	2019
Sales	$1,248	$3,212
Gross loss	$(2,197)	$(1,588)
Net loss	$(2,895)	$(2,300)

Note 8 - Commitments and Contingencies
Commitment with a Government Agency
In connection with a contract with a government agency, the Company entered into a commitment to acquire equipment and services from vendors totaling $4.9 million, all of which is reimbursable. During February and March 2020, the Company purchased equipment for approximately $3.6 million and was reimbursed in full by the government agency. As of March 31, 2020, the remaining commitment under the contract to the vendors is approximately $1.3 million.
Operating Leases
        The Company leases office and fabrication space in Goleta, California, and office spaces in San Jose, California and in Japan under noncancelable operating lease agreements. The terms of certain leases provide for escalating rental payments through the term of the lease. The Company recognizes rent expense on a straight-line basis over the lease term and accrues for rent expense incurred but not paid.
        As of March 31, 2020, future minimum operating lease commitments were as follows (in thousands):

Year Ending December 31,	Amount
2020	$552
2021	569
2022	163
Total	$1,284

The Company recorded rent expense, net of rental income, which includes common area maintenance fees in addition to the base rent, of $233 thousand and $209 thousand for the quarters ended March 31, 2020 and 2019, respectively. Rental income from noncancelable sublease was $45 thousand for each of the quarters ended March 31, 2020 and 2019. As of March 31, 2020, the future minimum rental payments to be received under the noncancelable sublease is $171 thousand through February 2021.

Contingencies
        During the ordinary course of business, the Company may become a party to legal proceedings incidental to its business. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimable. Legal cost is expensed as incurred. The company is not aware of any material legal claims or assessments, although the results of litigation and claims are inherently unpredictable, management believes there was not at least a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies as of March 31, 2020 and through date of this Report.
Indemnification
        The Company from time to time enters into types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (1) real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities and for other claims arising from the Company’s use of the applicable premises; (2) agreements with the Company’s officers, directors, and employees, under which the Company may be required to indemnify such persons from liabilities arising out of their relationship; (3) indemnifying customers in the event of product failure; and (4) agreements with outside parties that use the Company’s intellectual property, under which the Company may indemnify for copyright or patent infringement related specifically to the use of such intellectual property.
        Historically, the Company has not been required to make payments under these obligations, and no liabilities have been recorded for these obligations in the Company’s condensed consolidated financial statements.

Note 9 - Stockholders’ Equity
On February 12, 2020, in connection with the Merger, shares of Transphorm Technology’s convertible preferred stocks and common stock issued and outstanding immediately prior to the closing of the Merger were converted into shares of the Company’s common stock as follows:
•Series 1 convertible preferred stock: 51,680,254 shares issued and outstanding were converted into 12,433,953 shares issued and outstanding;
•Series 2 convertible preferred stock: 38,760,190 shares issued and outstanding were converted into 7,499,996 shares issued and outstanding;
•Series 3 convertible preferred stock: 31,850,304 issued and outstanding were converted into 4,000,000 shares issued and outstanding; and
•Common stock: 50,325,662 shares issued and outstanding were converted into 4,171,571 shares issued and outstanding.
In addition, on February 12, 2020, the Company issued 1,650,000 shares in connection with the Merger with Peninsula Acquisition Corporation and also redeemed 52,773 shares from unaccredited investors.
All per share and share amounts for all periods presented have been retroactively adjusted to reflect the effect of the Merger.
In December 2019, the Company amended its certificate of incorporation to authorize two classes of stock, to be designated, respectively, Common Stock and Preferred Stock. The total number of shares of stock that the Company shall have authority to issue is 755,000,000 shares, of which 750,000,000 shares are common stock, $0.0001 par value per share, and 5,000,000 shares are preferred stock, $0.0001 par value per share.
As of March 31, 2020, the Company had no preferred shares issued and outstanding.

Private Placement
On February 12, 2020 and February 27, 2020, we sold an aggregate of 5,380,000 shares of common stock pursuant to closings of a private placement offering (the “Private Placement”) at a purchase price of $4.00 per share. We granted to the investors in the Private Placement registration rights requiring us to register those shares of common stock for public resale. The then existing stockholders of Transphorm Technology also became entitled to such registration rights. The aggregate gross proceeds from the closings of the Private Placement were $21.5 million (before deducting placement agent fees and expenses of such closings, which were an aggregate of $1.8 million).

The issuance of common stock in the Private Placement was not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC. The common stock issued in the Private Placement was sold to “accredited investors,” as defined in Regulation D, and was conducted on a “reasonable best efforts” basis.

Common Stock
Common stockholders are entitled to dividends, as and when declared by the Company’s Board of Directors, subject to the priority dividend rights of the holders of other classes of stock. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
At March 31, 2020, the Company has reserved shares of common stock for future issuance as follows:

Stock option plans	5,050,000
Common stock warrants	15,641
Total	5,065,641

Common Stock Warrants

        At March 31, 2020, the following warrants to purchase common stock were outstanding:

Number of Shares	Exercise Price	Expiration Date
6,046	$34.74	November 2020
6,046	$34.74	5 years after an initial public offering of the Company
3,369	$54.41	5 years after an initial public offering of the Company
15,461

Note 10 - Stock Option Plans
        The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by Transphorm Technology’s board of directors on February 10, 2020 and Transphorm Technology’s stockholders on February 12, 2020, and became effective on the business day immediately prior to the closing of the Merger. Our stockholders approved the 2020 Plan on February 11, 2020. We assumed the 2020 Plan in connection with the Merger. As of March 31, 2020, there were 2,591,909 shares reserved for issuance and no equity awards outstanding under the 2020 Plan. The 2020 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to our employees and our parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, and performance shares to our employees, directors, and consultants and our parent and subsidiary corporations’ employees and consultants.

Subject to the adjustment provisions of the 2020 Plan, and the automatic increase described in the 2020 Plan, the maximum aggregate number of shares of our common stock that may be issued under the 2020 Plan is 5,050,000 shares of our common stock, which includes (i) 2,588,077 shares initially reserved for issuance, plus (ii) any shares of our common stock subject to issued and outstanding awards under Transphorm 2007 Plan or 2015 Plan that were assumed in the Merger and that, on or after the closing of the Merger, expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by us for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by us due to failure to vest, with the maximum number of shares to be added to the 2020 Plan pursuant to this clause (ii) equal to 2,461,923 shares. Subject to the adjustment provisions of the 2020 Plan, the number of shares of common stock available for issuance under the 2020 Plan will also include an annual increase on the first day of each fiscal year beginning with our 2022 fiscal year and ending on (and including) our 2030 fiscal year, in an amount equal to the least of:
        The following table summarizes stock option activity and related information for the three months ended March 31, 2020 and 2019:

	Number of Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance at January 1, 2020	1,550,628	2,473,130	$4.67	6.84	$—
Options authorized	1,029,588	—	$—
Options exercised	—	(3,346)	$3.76
Options canceled	11,693	(11,693)	$4.37
Balance at March 31, 2020	2,591,909	2,458,091	$4.74	6.58	$—
Exercisable at March 31, 2020		2,160,101	$4.86	6.44	$—

Balance at January 1, 2019	1,648,039	2,377,180	$4.83	7.46	$—
Options canceled	5,635	(5,635)	$5.29
Balance at March 31, 2019	1,653,674	2,371,545	$4.85	7.23	$—
Exercisable at March 31, 2019		1,834,360	$5.00	7.09	$—

As of March 31, 2020 and 2019, there was $339 thousand and $703 thousand, respectively, of unrecognized stock-based compensation cost related to stock options granted to employees under the 2007 Plan and the 2015 Plan. As of March 31, 2020 and 2019, the unrecognized compensation cost is expected to be recognized over an estimated weighted average amortization period of 1.0 year and 1.5 years, respectively.
        The accompanying condensed consolidated statement of operations and comprehensive loss includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$15	$10
Research and development	46	43
Sales and marketing	7	9
General and administrative	64	77
Total	$132	$139

Note 11 - Related Party Transactions
During the three months ended March 31, 2020, the Company entered into the following related party transactions:
•Recorded $111 thousand in cost of goods sold for services, recorded research and development expense of $245 thousand, of which $177 thousand was reimbursable, recorded $84 thousand in other expense for commitment for services, and received reimbursement of payroll related costs of $14 thousand from the joint venture with AFSW;
•Sold $13 thousand of products to non-controlling stockholders of the Company and incurred $50 thousand of license maintenance fee from a non-controlling stockholder of the Company; and
•Recorded $37 thousand in license fee income, recorded $152 thousand in interest expense, recorded $177 thousand reimbursement for research and development, and sold $344 thousand of products to a stockholder and noteholder of the Company.
As of March 31, 2020, total accounts receivable due from related parties was $8.1 million, consisting of $7.2 million due from the joint venture with AFSW, $15 thousand accounts receivable from non-controlling stockholders of the Company and $733 thousand accounts receivable, $150 thousand other receivable and $113 thousand deferred revenue from a stockholder and noteholder of the Company. As of March 31, 2020, total accounts payable to related parties was $166 thousand to non-controlling stockholders of the Company.
During the three months ended March 31, 2019, the Company entered into the following related party transactions:
•Recorded $59 thousand in cost of goods sold for services, recorded research and development expense of $132 thousand, recorded $18 thousand in other expense for commitment for services, and incurred $5 thousand for employees and their benefits seconded from the joint venture with AFSW;
•Sold $121 thousand of products to non-controlling stockholders of the Company, incurred $50 thousand of license maintenance fee to non-controlling stockholder, and incurred $20 thousand for employees and their related benefits seconded from a non-controlling stockholder of the Company; and
•Recorded $38 thousand in license fee income, recorded $150 thousand in interest expense and sold $6 thousand of products to a stockholder and noteholder of the Company. See Note 2- Nexperia Arrangements.
        As of December 31, 2019, total accounts receivable due from related parties was $5.8 million, consisting of $5.3 million due from the joint venture with AFSW, $38 thousand accounts receivable from non-controlling stockholders of the Company and $426 thousand accounts receivable from a stockholder and noteholder of the Company. As of December 31, 2019, total accounts payable due to related parties was $272 thousand to non-controlling stockholders of the Company.

Note 12 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements except for the following:

Development Loan
On April 8, 2020, Amendment No. 3 to the LSA was executed to extend the maturity of the Tranche A loan of $5.0 million to April 30, 2020, and on April 28, 2020, Amendment No. 4 to the LSA was executed to further extend the maturity of the Tranche A loan to June 30, 2020. All other terms set forth under the original LSA remained unchanged following the amendment.
Investment in AFSW
On April 1, 2020, FSL exercised its put option under the JVA and notified us that FSL intended to exit the joint venture by selling its 51% interest in AFSW to us. Under the terms of the JVA, the aggregate purchase price for FSL’s interest in AFSW is expected to be one Japanese Yen. While the agreement provides that completion of the transaction shall take place as soon as 60 days from the date of the exercise notice, we expect such transaction will be subject to regulatory and other approvals in Japan, which we believe will take six to 12 months to obtain, if such approval is received. For at least one year following the date on which we take over full ownership of AFSW, we have agreed to use our best efforts to maintain and continue the operations of AFSW, which is also synergistic with our own business for securing wafers for our products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated interim financial statements and the related notes and other financial information included in this Report. Management’s Discussion is designed to provide an understanding of our operations and financial performance and should be read in conjunction with the audited financial statements and notes included in the Company’s Form 8-K filed on March 31, 2020. The balance sheet as of December 31, 2019 is derived from audited financial statements. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Note Regarding Forward-Looking Statements” elsewhere in this Report. You should review the disclosure under the heading “Risk Factors” in this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.
Overview
Unless otherwise stated or the context otherwise indicates, references to “Transphorm,” the “Company,” “we,” “our,” “us,” or similar terms refer to Transphorm, Inc. and its subsidiaries.
We are a pioneer, and a market and technology leader, in the wide-bandgap gallium nitride (“GaN”) power electronics field with high performance and high reliability GaN devices for high voltage power conversion applications. We deliver high quality and reliable GaN devices with high performance, while providing application design support to a growing customer base. We deploy our unique vertically-integrated innovation model that leverages one of the industry’s most experienced GaN engineering teams (with over 300 years of combined experience) at every development stage: device design, materials growth, device fabrication, packaging, circuits and application support. This approach, backed by one of the GaN power industry’s largest IP portfolios with access to over 1,000 world-wide patents, has yielded the industry’s first JEDEC and AEC-Q101-qualified high voltage GaN FETs, and to date, the only AEC-Q101-qualified GaN FETs with comprehensive qualification data reports in place. Our innovations are designed to move power electronics beyond the limitations of silicon and provide our customers with the potential to achieve high efficiency (e.g., Titanium-class performance in power supplies), high power density and, in some designs, an overall lower system cost.
We received our first product order “in volume” (e.g., greater than ten thousand units) for our Gen-2-based TO247 products in January 2018. We introduced our Gen-3 products in June 2018. Also in 2018, we were awarded a contract from the U.S. Navy to become a supplier for GaN epiwafer products for use by the U.S. Department of

Defense. In the fourth quarter of 2019, we recognized $9.0 million of licensing revenue through our first outbound licensing deal with Nexperia B.V. (“Nexperia”).
Since our inception we have devoted substantial resources to the research and development of GaN power devices and the protection and enhancement of our intellectual property and have incurred significant operating losses. Our net loss was $4.2 million and $6.4 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, our accumulated deficit was $148.1 million. Substantially all of our operating losses have resulted from expenses incurred in connection research and development activities and from general and administrative costs associated with our operations.
To date, our revenue has been significantly lower than our expenses. Our revenue was $1.1 million and $529 thousand for the three months ended March 31, 2020 and 2019, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our expenses will increase in connection with our ongoing activities as we:
•add sales and field applications personnel and incur related expenses to support operational growth;
•increase activity directly related to promoting our products to increase revenue; and
•add financial accounting and management systems and select personnel and incur additional legal and accounting expense as we operate as a public company.
Recent Developments
        Reverse Merger
On February 12, 2020, our wholly-owned subsidiary, Peninsula Acquisition Sub, Inc., a corporation formed in the State of Delaware (“Acquisition Sub”), merged with and into Transphorm Technology (formerly known as Transphorm, Inc.), the corporate existence of Acquisition Sub ceased, and Transphorm Technology became our wholly-owned subsidiary (such transaction, the “Merger”). As a result of the Merger, we acquired the business of Transphorm Technology. The Merger was effective as of February 12, 2020, upon the filing of a Certificate of Merger with the Secretary of State of the State of Delaware. Immediately after completion of the Merger, we adopted Transphorm Technology’s former company name, “Transphorm, Inc.”, as our company name.
The Merger was treated as a recapitalization and reverse acquisition for us for financial reporting purposes, and Transphorm Technology is considered the acquirer for accounting purposes.
As a result of the Merger and the change in our business and operations, a discussion of the past financial results of Peninsula Acquisition Corporation is not pertinent, and under applicable accounting principles, the historical financial results of Transphorm Technology, the accounting acquirer, prior to the Merger are considered our historical financial results.
        At the Effective Time, (i) each share of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive (a) 0.08289152527 shares of our common stock (in the case of shares held by accredited investors) or (b) $4.00 multiplied by the Common Stock Conversion Ratio (in the case of shares held by unaccredited investors), with the actual number of shares of our common stock issued to the former holders of Transphorm Technology’s common stock equal to 4,171,571, (ii) 51,680,254 shares of Transphorm Technology’s Series 1 preferred stock issued and outstanding immediately prior to the closing of the Merger were converted into 12,433,953 shares of our common stock, (iii) 38,760,190 shares of Transphorm Technology’s Series 2 preferred stock issued and outstanding immediately prior to the closing of the Merger were converted into 7,499,996 shares of our common stock, and (iv) 31,850,304 shares of Transphorm Technology’s Series 3 preferred stock issued and outstanding immediately prior to the closing of the Merger were converted into 4,000,000 shares of our common stock. As a result, 28,105,520 shares of our common stock were issued to the former holders of Transphorm Technology’s issued and outstanding capital stock after adjustments due to rounding for fractional shares. Immediately prior to the Effective Time, an aggregate of 682,699 shares of our common stock, owned by the stockholders of Peninsula Acquisition Corporation prior to the Merger, were forfeited and cancelled (the “Stock Forfeiture”).
        In addition, pursuant to the Merger Agreement, (i) options to purchase 29,703,285 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger under Transphorm Technology’s 2007 Stock Plan and 2015 Equity Incentive Plan were assumed and converted into options to purchase 2,461,923 shares of our common stock, (ii) warrants to purchase 186,535 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed, amended and converted into warrants to purchase 15,461 shares of our common stock, and (iii) Transphorm Technology’s outstanding convertible promissory note was amended to be convertible, at the option of the holder, into shares of our common stock at a conversion price of $5.12 per share, with 3,076,171 being the maximum number of shares of our common stock issuable upon conversion of the convertible promissory note. As of March 31, 2020, there was $15.0 million of principal and $373 thousand of accrued and unpaid interest outstanding on the convertible promissory note.
        As discussed in Note 9 - Stockholders’ Equity to the condensed consolidated financial statements, all per share and share amounts for the three months ended March 31, 2020 and year ended December 31, 2019 have been retroactively adjusted to reflect the effect of the Merger.
Private Placement
On February 12, 2020 and February 27, 2020, we sold an aggregate of 5,380,000 shares of common stock pursuant to closings of a private placement offering (the “Private Placement”) for up to 12,500,000 shares of common stock at a purchase price of $4.00 per share. The aggregate gross proceeds from the closings of the Private Placement were $21.5 million (before deducting placement agent fees and expenses of such closings, which were an aggregate of $1.8 million). Offering cost of $177 thousand is included in other assets on the consolidated balance sheet as of December 31, 2019.
Key Factors Affecting Our Performance
        There are a number of industry factors that affect our business which include, among others:
        Overall Demand for Products and Applications using GaN devices. Our potential for growth depends significantly on the adoption of GaN materials and devices in the power markets and GaN epiwafer material products in the RF markets, the expansion of the use of GaN devices in Infrastructure, IT, Data Centers, Industrial and Consumer adapter applications and our ability to win new designs for these applications. Demand also fluctuates based on various market cycles, continuously evolving industry supply chains, trade and tariff terms, as well as evolving competitive dynamics in each of the respective markets. These uncertainties make demand difficult to forecast for us and our customers. The COVID-19 pandemic has adversely disrupted and will further disrupt the operations at certain of our customers, partners, suppliers and other third-party providers for an uncertain period of time, including as a result of travel restrictions, adverse effects on budget planning processes, business deterioration, and/or business shutdowns, all of which has impacted our business and results of operations. Some of our customers have experienced delays in their internal development programs and design cycles with our GaN products due to the effects of COVID-19, which have led to postponements of their orders of our products and postponements of determinations that our products will be used in their designs for new products under development with corresponding delays in their market introduction and our revenues. Our billings under our contract with the U.S. Navy may be lower than originally expected as a result of the pandemic.
        Intense and Constantly Evolving Competitive Environment. Competition in the industries we serve is intense. Many companies have made significant investments in product development and production equipment. To remain competitive, market participants must continuously increase product performance, reduce costs and develop improved ways to serve their customers. To address these competitive pressures, we have invested in research and development activities to support new product development, lower product costs and deliver higher levels of performance to differentiate our products in the market.
        Governmental Trade and Regulatory Conditions. Our potential for growth, as with most multi-national companies, depends on a balanced and stable trade, political, economic and regulatory environment among the countries where we do business. Changes in trade policy such as the imposition of tariffs or export bans to specific customers or countries could reduce or limit demand for our products in certain markets.
        Technological Innovation and Advancement. Innovations and advancements in materials and power technologies continue to expand the potential commercial application for our products. However, new technologies or standards could emerge or improvements could be made in existing technologies that could reduce or limit the demand for our products in certain markets.
        Intellectual Property Issues. We rely on patented and non-patented proprietary information relating to product development, manufacturing capabilities and other core competencies of our business. Protection of intellectual property is critical. Therefore, steps such as additional patent applications, confidentiality and non-disclosure agreements, as well as other security measures are important. While we have a strong patent portfolio comprising access to over 1,000 worldwide patents (directly owned or licensed) and there is no actual or, to our knowledge, threatened litigation against us for patent-related matters, litigation or threatened litigation is a common method to effectively enforce or protect intellectual property rights. Such action may be initiated by or against us and would require significant management time and expenses.
Components of Results of Operations
        Revenue
        Our revenue currently consists of (1) licensing revenue, (2) government revenue from our contract with the U.S. Navy and (3) revenue from product sales. Products are sold to distributors and end-users in various sectors such as, but not limited to, the automotive, gaming, industrial, IT, and consumer products industries.
        Operating Expenses
        Cost of Goods Sold. Cost of goods sold consists of (1) direct product costs incurred for the raw materials and manufacturing services for our products, (2) fixed product costs primarily relating to production, manufacturing and personnel and (3) depreciation and amortization expenses consisting primarily of expenses related to our fixed assets together with amortization of our intangible assets. We expect our cost of goods sold attributable to direct product costs to increase proportionately with increases in revenue, and our cost of goods sold attributable to fixed product costs to remain substantially flat or moderately increase in connection with increases in revenue.
        Research and Development. Research and development expenses consist primarily of compensation and related costs for personnel, including stock-based compensation and employee benefits as well as costs associated with design, fabrication, packaging and testing of GaN devices. In addition, research and development expenses include depreciation expenses related to our fixed assets. We expense research and development expenses as incurred. As we continue to invest in developing our technology for new products, we expect research and development expenses to remain flat or moderately increase in absolute dollars but to decline as a percentage of revenue.
        Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for personnel, including stock-based compensation and employee benefits, and associated travel costs. Sales and marketing expenses also include costs associated with our support of business development efforts with distributors in Europe and Asia, and costs related to trade shows and marketing programs. We expense sales and marketing expenses as incurred. We expect sales and marketing expenses to increase in absolute dollars in future periods as we increase our sales and expand our sales force and our marketing organization.

        General and Administrative. General and administrative expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits and travel. In addition, general and administrative expenses include third-party consulting, legal, audit, accounting services, allocations of overhead costs, such as rent, facilities and information technology, and amortization of our intangible assets. We expect general and administrative expenses to increase in absolute dollars in future periods due to additional legal, accounting, insurance, investor relations and other costs associated with being a public company, as well as other costs associated with growing our business.
        Interest Expense
        Interest expense consists primarily of interest and amortization of related costs associated with our debts with Nexperia and Yaskawa, respectively.
        Equity Loss in Joint Venture
        Equity loss in joint venture consists of expenditures to cover the losses associated with our 49% share ownership of AFSW. The potential magnitude of this loss may increase or decrease in the future based upon changes in our shareholding percentage in AFSW and the level of operating expenses incurred by AFSW.
        Changes in Fair Value of Promissory Note
        Changes in the fair value of promissory note reflect valuation changes in the notes held by the company. Offering costs are expensed as incurred.
        Other Income, Net
        Other income, net of other expenses, consists primarily of income generated from renting a component of the research and development facility we have at 115 Castilian Drive, Goleta, California.
        Tax Expense
        Tax expense consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business.

Results of Operations
        The following table sets forth our historical condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	Percentage
Revenue, net	$1,100	$529	$571	107.9%
Operating expenses:
Cost of goods sold	1,455	1,404	51	3.6%
Research and development	1,466	2,182	(716)	(32.8)%
Sales and marketing	518	851	(333)	(39.1)%
General and administrative	3,092	1,251	1,841	147.2%
Total operating expenses	6,531	5,688	843	14.8%
Loss from operations	(5,431)	(5,159)	(272)	5.3%
Interest expense	189	187	2	1.1%
Loss in joint venture	1,419	1,127	292	25.9%
Changes in fair value of promissory note	(2,321)	33	(2,354)	(7133.3)%
Other income, net	(531)	(136)	(395)	290.4%
Loss before tax expense	(4,187)	(6,370)	2,183	(34.3)%
Tax expense	—	—	—	—%
Net loss	$(4,187)	$(6,370)	$2,183	(34.3)%

Revenue increased $571 thousand, or 107.9 percent, to $1.1 million for the three months ended March 31, 2020 from $529 thousand for the same period in 2019. The increase is due primarily to an increase of $414 thousand in government contract revenue with the U.S. Navy for the three months ended March 31, 2020.

        Operating expenses increased $843 thousand, or 14.8 percent, to $6.5 million for the three months ended March 31, 2020 from $5.7 million for the same period in 2019, due primarily to a $1.8 million increase in general and administrative expense, offset by decreases in research and development expense and sales and marketing expense.

Cost of goods sold increased $51 thousand, or 3.6 percent, to $1.5 million for the three months ended March 31, 2020 compared with $1.4 million for the same period in 2019.
        Research and development expense decreased $716 thousand, or 32.8 percent, to $1.5 million for the three months ended March 31, 2020 from $2.2 million for the same period in 2019, due primarily to allocation of research and development expense to cost of goods sold with an increase in revenue.
        Sales and marketing expense decreased $333 thousand, or 39.1 percent, to $518 thousand for the three months ended March 31, 2020 from $851 thousand for the same period in 2019, due primarily to a decrease in salaries, employee benefits and travel costs resulting from a reduced number of employees.
        General and administrative expense increased $1.8 million, or 147.2 percent, to $3.1 million for the three months ended March 31, 2020 from $1.3 million for the same period in 2019, due primarily to an increase in legal and compliance costs related to the Merger and the Private Placement.

        Interest expense of $189 thousand for the three months ended March 31, 2020 consists of $152 thousand for our revolving credit facility with Nexperia and $37 thousand for our note payable to Yaskawa. Interest expense of $187 thousand for the three months ended March 31, 2019 consists of $150 thousand for our revolving credit facility and $37 thousand for our note payable to Yaskawa.
        Loss in joint venture increased $292 thousand, or 25.9 percent, to $1.4 million for the three months ended March 31, 2020 from $1.1 million for the same period in 2019, due primarily to an increased loss resulting from the decreased utilization of the AFSW fabrication facility.
        Changes in fair value of promissory note were a $2.3 million gain and a $33 thousand loss for the three months ended March 31, 2020 and 2019, respectively, due to the change in fair value of the promissory note.
        Other income, net of other expenses, increased $395 thousand, or 290.4 percent, to $531 thousand for the three months ended March 31, 2020 from $136 thousand for the same period in 2019, due primarily to $505 thousand income generated from renting a component of our research and development facility.
        Net loss decreased $2.2 million, or 34.3 percent, to $4.2 million for the three months ended March 31, 2020 from $6.4 million for the same period in 2019. The decrease was attributable primarily to a $2.4 million positive change in fair value of promissory note, $571 thousand increase in revenue and $716 thousand decrease in research and development expense, offset primarily by a $1.1 million increase in general and administrative expense.
Liquidity and Capital Resources
As of March 31, 2020, we had cash on hand of $14.6 million, other current assets of $3.9 million and current liabilities of $30.4 million, resulting in negative working capital of $12.0 million. As of March 31, 2020, the negative working capital included development loans of $15.0 million and revolving credit facility, including accrued interest, of $10.6 million.
        The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As included in the accompanying condensed consolidated financial statements, the Company has generated recurring losses from operations and has an accumulated deficit and a working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern through at least December 2020.
        We plan to raise additional working capital to fund operations through the issuance of stock to investors, license of intellectual property and/or issuance of notes payable. On February 12, 2020, we sold an aggregate of 5,365,000 shares of our common stock at a purchase price of $4.00 per share pursuant to the Private Placement and, on February 27, 2020, we sold an additional 15,000 shares of our common stock at a purchase price of $4.00 per share. We believe that the net proceeds of $19.7 million from the Private Placement and our existing cash and cash equivalents will be sufficient to fund our current operating plans through at least December 2020.
        Our ability to continue as a going concern is dependent on our ability to raise significant additional capital to fund operating losses until we are able to generate liquidity from our business operations. To the extent sufficient financing is not available, we may not be able to, or may be delayed in, developing our offerings and meeting our obligations. We will continue to evaluate our projected expenditures relative to our available cash and evaluate financing alternatives in order to satisfy our working capital and other cash requirements. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.
        Our principal sources of liquidity have been cash generated by issuing new shares and promissory notes and, more recently, cash generated from operations.
        On April 4, 2018, we entered into a multi-element commercial arrangement with Nexperia in order to raise an aggregate of $50.0 million in financing with approximately 9.9% equity dilution (on a fully-diluted basis) in exchange for performing certain technology and product development activities for Nexperia. The commercial arrangement includes a Loan and Security Agreement (“LSA”) with Nexperia, which provides for term loans in an aggregate principal amount of up to $15.0 million and an additional $9.0 million loan commitment. During 2018, as a result of the arrangement with Nexperia, we received $29.0 million, consisting of $16.0 million, $10.0 million and $3.0 million from issuing convertible preferred stock, borrowing under a revolving credit facility and recording deferred revenue of license fee, respectively. During 2019, we received the remaining $21.0 million, consisting of $15.0 million from borrowing under the LSA and $6.0 million in licensing revenue. See Note 2 - Nexperia Arrangement to our condensed consolidated financial statements for more information.
Our future capital requirements will depend on many factors including our revenue growth rate, billing frequency, the impact of COVID-19, the timing and extent of spending to support further sales and marketing and research and development efforts, whether we are able to extend the maturity date of loans under the LSA with Nexperia and whether Yaskawa will elect to convert its convertible promissory note into our common stock in lieu of repayment. Our obligations in connection with AFSW will also impact our capital requirements. FSL’s exercise of its put option and our consequent obligation to become the sole owner of AFSW (assuming regulatory approvals are obtained) will substantially increase our operating expenses and cash requirements, including as a result of our agreement to use our best efforts to maintain and continue the operations of AFSW for at least one year following the date on which we take over full ownership of AFSW. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be materially and adversely affected.
Cash Flows
        As of March 31, 2020, our cash and cash equivalents were $14.6 million. The following table shows a summary of our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019
Net cash (used in) provided by:
Operating activities	$(6,151)	$(5,351)	$(800)
Investing activities	(1,548)	(189)	(1,359)
Financing activities	19,498	5,000	14,498
Decrease in cash and cash equivalents excluding effect of foreign exchange rate changes	$11,799	$(540)	$12,339

Operating Activities
        Net cash used in operating activities was $6.2 million and $5.4 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of $800 thousand was attributable primarily to a $2.4 million change in fair value of promissory note and $767 thousand change in prepaid expenses and other current assets, offset by a $2.2 million increase in net income for the three months ended March 31, 2020.
        Investing Activities
        Net cash used in investing activities was $1.5 million and $189 thousand for the three months ended March 31, 2020 and 2019, respectively, from the investment in joint venture.
        Financing Activities

        Net cash provided by financing activities was $19.5 million and $5.0 million for the three months ended March 31, 2020 and 2019, respectively. Net cash provided by financing activities during the three months ended March 31, 2020 relates to aggregate net proceeds of $19.7 million from the closings of the Private Placement. Net cash provided by financing activities during the three months ended March 31, 2019 relates to net proceeds of $5.0 million from our development loan with Nexperia.
        Nexperia Loan and Security Agreement
        On April 4, 2018, we entered into a Loan and Security Agreement (“LSA”) with Nexperia. The LSA provides for term loans in an aggregate principal amount of up to $15.0 million, which term loans are available in tranches (Tranche A, Tranche B and Tranche B-1) and subject to the satisfaction of specified conditions. As of December 31, 2019, $15.0 million aggregate principal amount of term loans were outstanding under the LSA. The LSA also provides for a $10.0 million Tranche C Loan commitment, which Tranche C Loans may be borrowed, repaid and reborrowed subject to the terms and conditions of the LSA. As of December 31, 2019, $10.0 million aggregate principal amount of Tranche C Loans were outstanding under the LSA. The proceeds of the loans under the LSA may be used as set forth therein for development work related to the Development and License Agreement (“DLA”) between us and Nexperia, dated as of April 4, 2018, the repayment of specified debt and for general corporate purposes.
        The Tranche A Loans were scheduled to mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2020, which was subsequently extended to June 30, 2020, and is subject to further extension as provided in the LSA. The Tranche B Loans and Tranche B-1 Loans mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2021, subject to extension as provided in the LSA. The Tranche C commitments terminate, and the Tranche C Loans mature, on April 4, 2021.
        Loans under the LSA bear interest at the rate of 6.0% per annum. Interest is payable quarterly, on the date of any prepayment or repayment and on each maturity date for the loans then maturing. A commitment fee on the unused portion of the Tranche C loan commitment accrues at the rate of 0.7% per annum and is payable quarterly.
        Our obligations under the LSA are secured by a security interest on certain U.S. patents not relating to MOCVD or epiwafer technology.
        The LSA contains customary affirmative covenants, including delivery of financial statements, compliance with laws, and maintenance of insurance and properties, and certain negative covenants, including restrictions on liens on the collateral and restrictions on the disposition and licensing of any patent constituting collateral under the LSA. We obtained a waiver for a non-financial covenant violation in June 2019 in connection with the delivery of our 2018 audited financial statements. The LSA also contains customary events of default including, among others, payment defaults, breaches of covenants defaults, the occurrence of a material adverse change, bankruptcy and insolvency defaults, cross defaults with certain material indebtedness, judgment defaults, and the occurrence of a change of control. In addition, an event of default will occur if the DLA is terminated under certain circumstances or we fail to timely deliver reports related to statements of work under the DLA. Upon the occurrence and during the continuance an event of default, Nexperia may declare all or a portion of our outstanding obligations to be immediately due and payable and exercise other rights and remedies provided for under the LSA. If specified events of default occur and remain continuing for more than 30 consecutive days, we are required to assign the patents constituting collateral to Nexperia in satisfaction of our obligations under the LSA. During the existence of an event of default, interest on the obligations could be increased to 3.0% above the otherwise applicable interest rate.
Contractual Obligations and Commitments
        The following is a summary of our significant contractual obligations as of March 31, 2020 (in thousands):

	Within One Year	More than One Year and Less Than Three Years	More than Three Years and Less Than Five Years	More than Five Years	Total
Operating lease obligation	$552	$732	$—	$—	$1,284
Development loans	5,000	10,000	—	—	15,000
Revolving credit facility	10,610	—	—	—	10,610
Promissory note (1)	—	15,748	—	—	15,748
Total	$16,162	$26,480	$—	$—	$42,642
(1) Consists of aggregate principal amount of $15.0 million of the convertible promissory note issued to Yaskawa.
Off-Balance Sheet Transactions
        We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to either early adopt or delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective.
During the year ended December 31, 2019, we identified two material weaknesses, one of which relates to the fact that certain members of our finance team and personnel are able to operate across a number of different functions and have user access that gives rise to segregation of duties risks in connection with our information technology infrastructure. Access to systems has subsequently been restricted and access will be managed by independent personnel. The other material weakness relates to a lack of evidence to support review work and oversight procedures. Formal review processes and meetings are being introduced in addition to the creation of a specific role in the finance team to review documentation and prepare evidence of such review. These material weaknesses have a pervasive impact on various activity level and financial reporting cycles. We will need to take additional measures to fully remediate these issues.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors
An investment in our securities is highly speculative and involves a high degree of risk. We face a variety of risks that may affect our operations or financial results and many of those risks are driven by factors that we cannot control or predict. Investors should carefully consider the risks described below and all of the other information set forth in this Report, before deciding to invest in our common stock. If any of the risks described below occur, our business, financial condition, results of operations and prospects could be materially adversely affected. In that case, the market price of our common stock would likely decline and investors could lose all or a part of their investment. Only those investors who can bear the risk of loss of their entire investment should consider an investment in our securities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.
Risks Related to our Business and the Industry in Which We Operate
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability. If we cannot achieve or maintain profitability, stockholders could lose all or part of their investment.
        Since our inception in 2007, we have generated minimal revenue and substantial net losses as we have devoted our resources to the development of our technology, and our business model has not been proven. As of March 31, 2020, we had an accumulated deficit of $148.1 million. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in our infrastructure and research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses or obtain additional contracts from the federal government. Our revenue growth may be slower than anticipated or our revenue may decline for a number of other reasons, including slower growth of, or reduced demand for, gallium nitride (GaN) power management solutions, increased competition, or any failure to capitalize on growth opportunities. If we are unable to generate sufficient revenue, we may never become profitable or be able to maintain any future profitability. If this were to occur, our stockholders could lose all or part of their investment.
Our ability to continue as a going concern will depend on us being able to raise significant additional capital to fund our operations, which may be unavailable on attractive terms, if at all, and could dilute your investment.
As of March 31, 2020, our recurring operating losses and our current operating plans raise substantial doubt about our ability to continue as a going concern through at least December 2020. Our independent registered public accounting firm issued their audit report, on the years ended December 31, 2019 and 2018, which included an explanatory paragraph as to our ability to continue as a going concern. While we believe that the net proceeds of $19.7 million from the private placement offering we completed in February 2020 (the “Private Placement”) and our existing cash and cash equivalents will be sufficient to fund our current operating plans through at least December 2020, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate.

For example, we are party to a joint venture agreement with Fujitsu Semiconductor Limited (“FSL”) for the ownership and operations of Aizu Fujitsu Semiconductor Wafer Solutions (“AFSW”), a wafer fabrication facility located in Aizu Wakamatsu, Japan. We currently hold a 49% interest in AFSW. For as long as we have had an ownership interest in AFSW, it has operated at a loss. The unaudited operating losses incurred by AFSW over the 12-month periods ended March 31, 2019 and March 31, 2020 were approximately $6.8 million and $8.4 million, respectively. Such losses reflect shortfall payments of $0.5 million and $7.0 million received by AFSW in 2019 and 2020, respectively, from us and from FSL in aggregate. We expect that these payments from us and from FSL will not continue to be paid in the future. On April 1, 2020, FSL exercised its put option under the joint venture agreement and notified us that FSL intended to exit the joint venture by selling its 51% interest in AFSW to us. Under the terms of the joint venture agreement, the aggregate purchase price for FSL’s interest in AFSW is expected to be one Japanese Yen. While the joint venture agreement with FSL provides that completion of the transaction shall take place as soon as 60 days from the date of the exercise notice, we expect such transaction will be subject to regulatory and other approvals in Japan that we believe will take six to 12 months to obtain, if such approval is received. If we become the sole owner of AFSW and it continues to operate at a loss at such time (which we currently expect to be the case), our cash flows would be significantly negatively impacted. In addition, for at least one year following the date on which we take over full ownership of AFSW, we have agreed to use our best efforts to maintain and continue the operations of AFSW, which would continue to negatively affect our cash flow. We are currently exploring the possibility of inviting one or more third parties to be a partner in AFSW. Based on our current and future cash flow requirements and business needs at that time, we expect that by the time we have to take full ownership of AFSW, we may have to also consider other options including but not limited to raising more capital selling AFSW to a third party, or moving our GaN production elsewhere and ceasing operations at AFSW.
The ongoing COVID-19 pandemic may negatively impact or slow down any efforts by us to secure a partner or additional business for AFSW.

Similarly, we issued the Yaskawa Note in the aggregate principal amount of $15.0 million that is convertible, in whole or in part at Yaskawa’s option, into shares of our common stock (subject to a maximum of 3,076,171 shares) at a conversion price of $5.12 per share. If Yaskawa does not elect to convert the Yaskawa Note into shares of our common stock, we will be required to pay the outstanding principal and interest on the Yaskawa Note by the earlier of September 30, 2022 or the occurrence of an event of default or a change of control of us, which will also negatively impact our cash flows and may affect our ability to continue as a going concern if we do not raise significant additional capital before that time.
We are also party to a loan and security agreement (the “LSA”) with Nexperia B.V. (“Nexperia”), pursuant to which we have outstanding term loans in an aggregate principal amount of $15.0 million, separated into tranches for pre-funded projects, and a $10.0 million revolving loan which bears 6% annual interest. The first tranche loan of $5.0 million under the LSA matures on June 30, 2020. If we are not able to complete the milestones under, or extend the maturity date of or otherwise amend the terms of such loan, our near-term cash resources and our ability to continue as a going concern will be significantly affected.

        Our ability to continue as a going concern will depend on us being able to raise significant additional capital to fund our operations and achieve our business objectives, as we do not expect to generate material revenue in the short-term. Accordingly, we expect to engage in equity or debt financings to secure additional funds. If we undergo one or more additional equity or convertible debt financings, our stockholders may experience significant dilution of their ownership interests, the rights given to new equityholders may be superior to those of our common stockholders and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to run our business or incur additional indebtedness. The debt financing could also contain restrictive covenants that may impact how we run our business and could result in the loan being paid back in full immediately if we are in non-compliance. In addition, if we are unable to raise additional capital when needed or on acceptable terms, we may not be able to, among other things:
•Continue our business and operations;

•develop or enhance our products;
•continue to expand our sales and marketing and research and development organizations;
•acquire complementary technologies, products or businesses;
•expand operations, in the United States or internationally;
•hire, train and retain employees; or
•respond to competitive pressures or unanticipated working capital requirements.
        Our failure to do any of these things could harm our business, financial condition and results of operations or affect our ability to continue as a going concern.
Our quarterly results of operations are likely to vary from period to period, which could cause the market price of our common stock to fluctuate or decline.
        Our results of operations have varied from period to period, and we expect that our quarterly results of operations will continue to vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:
•our ability to attract new and retain existing customers, including due to our perceived or actual financial condition;
•the budgeting cycles and purchasing practices of customers;
•the timing and length of our sales cycles, including the ability of our customers to design-in successfully with GaN power solutions;
•changes in customer requirements or market needs, including market acceptance of GaN technology;
•the timing and impact of new product introductions by us or our competitors or any other change in the competitive landscape of the semiconductor industry, including consolidation among our customers or competitors;
•deferral of orders from customers in anticipation of new products or product enhancements announced by us or our competitors;
•our ability to execute on our growth strategy and operating plans;
•our ability to successfully expand our business domestically and internationally;
•our ability to successfully compete with other companies in our market;
•changes in our pricing policies or those of our competitors;
•any disruption in, or termination of, our relationship with channel partners;
•insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our products, or confronting our key suppliers, which could disrupt our supply chain;
•the cost and potential outcomes of potential future litigation;

•general economic conditions, both domestic and in our foreign markets; and
•the amount and timing of operating costs and capital expenditures related to the expansion of our business.
        Any of the above factors, individually or in the aggregate, may result in significant fluctuations in our quarterly operating results. As a result of this variability, our historical results of operations should not be relied upon as an indication of future performance. Moreover, this variability and unpredictability could result in our failure to follow through on our operating plans or meet the expectations of investors for any period. If we fail to follow through on our operating plans or meet such expectations for these or other reasons, the market price of our common stock could fall substantially.
Our business could be adversely affected by the effects of health epidemics or pandemic, including the ongoing COVID-19 global pandemic, in regions where we or third parties on which we rely have manufacturing or other business operations.
The effects of health epidemics or pandemic could materially affect our operations globally, including at our headquarters in California and at our subsidiaries in Japan. For example, in December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) originated in Wuhan, China and has since spread globally . On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. As a result, most states in the United States, including California, where we are headquartered, have declared a state of emergency and required non-essential businesses to close. Our business is being impacted by COVID-19. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. The COVID-19 pandemic has adversely disrupted and will further disrupt the operations at certain of our customers, partners, suppliers and other third-party providers for an uncertain period of time, including as a result of travel restrictions, adverse effects on budget planning processes, business deterioration, and/or business shutdowns, all of which has impacted our business and results of operations. Some of our customers have experienced delays in their internal development programs and design cycles with our GaN products due to the effects of COVID-19,which have led to postponements of their orders of our products and postponements of determinations that our products will be used in their designs for new products under development with corresponding delays in their market introduction and our revenues. The pandemic has also led to expected delays for certain milestones in our development projects that are due in 2021. Our billings under our contract with the U.S. Navy may be lower than originally expected as a result of the pandemic.
We have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate. We are requiring all of our employees to work remotely unless they cannot perform their essential functions remotely, and have also suspended all non-essential travel for our employees. While many of our employees are accustomed to working remotely or working with other remote employees, much of our workforce has not historically been remote. Our employees and consultants typically travel frequently to establish and maintain relationships with one another, our customers and prospective customers, partners, and investors. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, temporarily suspending travel and restricting the ability to do business in person has impacted our customer success efforts, sales and marketing efforts, and may challenge our ability to enter into customer contracts in a timely manner, slow down our recruiting efforts, or create operational or other challenges, any of which could harm our business, financial condition and results of operations. Furthermore, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, not possible, for us to continue our business for a substantial period of time.
There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. Some of our suppliers of certain materials used in the production of our products are located in areas impacted by COVID-19, which could limit our ability to obtain sufficient materials for our products. Furthermore, the pandemic may negatively impact any efforts by us to secure a partner or additional business for AFSW. COVID-19 has and will continue to adversely affect global economies and financial markets, resulting in an economic downturn that could affect demand for our products and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. Any of the foregoing could significantly harm our business, and we cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business.
We may not be able to develop new technologies and products to satisfy changes in customer demand or industry standards, and our competitors could develop products that decrease the demand for our products.
        Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the industries of many of our customers and potential customers. Our financial performance depends, in part, on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis.
        Our products have not been proven commercially on the scale of conventional power semiconductor products. The principal focus of our research and development activities has been to improve processes and support our ongoing development of GaN power management solutions. These projects are subject to various risks and uncertainties we are not able to control, including changes in customer demand or industry standards and the introduction of new or superior technologies by others. Moreover, any failure by us in the future to develop new technologies or timely react to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenues and a loss of our market share to our competitors. In addition, products or technologies developed by others may render our products or technologies obsolete or non-competitive. Further, if our products are not in compliance with prevailing industry standards, such non-compliance could materially and adversely affect our financial condition, cash flows and results of operations.
We must commit resources to development, design and production prior to receipt of purchase commitments and could lose some or all of the associated investment.
        Our sales are typically made pursuant to individual purchase orders, rather than pursuant to long-term supply contracts. Many of these purchase orders may be revised or canceled without penalty. As a result, we typically must commit resources to the design, development, and production of products without any advance purchase commitments from customers. Any inability to sell a product after we devote resources to it could materially and adversely affect our financial condition, cash flows and results of operations.
We compete in highly competitive markets, and competitive pressures from existing and new companies may adversely impact our business and operating results.
        The markets in which we compete are highly competitive. We expect competition to intensify in the future as existing competitors and new market entrants introduce new products into our markets. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and the loss of market share, any of which could seriously harm our business, financial condition and results of operations. If we do not keep pace with product and technology advances and otherwise keep our product offerings competitive, there could be a material and adverse effect on our competitive position, revenue and prospects for growth. Many of our existing competitors, such as silicon-based product providers (e.g., ST Microelectronics, ON Semiconductor, and Mitubishi), silicon carbide-based product providers (e.g., Rohm, United Silicon Carbide and Cree) and other high-voltage GaN product providers (e.g., Power Integrations, Infineon, GaN Systems, Navitas and Texas Instruments), have, and some of our potential competitors could have, substantial competitive advantages such as:
•greater name recognition, longer operating histories and larger customer bases;
•larger sales and marketing budgets and resources;
•broader distribution and established relationships with channel partners and customers;

•broader and deeper product lines;
•greater customer support resources;
•greater resources to make acquisitions;
•lower labor and research and development costs;
•substantially greater financial and other resources; and
•larger scale manufacturing operations.
        In addition, some of our larger competitors have substantially broader product offerings and may be able to leverage their relationships with channel partners and customers based on other products to gain business in a manner that discourages users from purchasing our products, including by selling at zero or negative margins or product bundling. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. As a result, even if the features of our products are superior, customers may not purchase our products. In addition, innovative start-up companies, and larger companies that are making significant investments in research and development, may invent similar or superior products and technologies that compete with our products. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, financial condition and results of operations could be adversely affected.
We rely on third-party channel partners to sell our products. If our partners fail to perform, our ability to sell our products and services could be limited, and if we fail to optimize our channel partner model going forward, our operating results could be harmed.
        A substantial portion of our revenue is generated through sales by our channel partners, which include distributors and resellers. To the extent our channel partners are unsuccessful in selling our products, we are unable to enter into arrangements with, and retain, a sufficient number of effective channel partners in each of the regions in which we sell products or we are unable to keep our channel partners motivated to sell our products, our ability to sell our products and our operating results could be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales and operating results.
We rely on limited sources of wafer fabrication, packaged products fabrication and product testing, the loss of which could delay and limit our product shipments.
        In 2019, our partly-owned fabrication facility through AFSW satisfied all of our GaN fab-wafer requirements (i.e., when a GaN epiwafer undergoes various processes at a wafer fabrication facility). While we believe AFSW has sufficient capacity for our near-term business needs and is reasonably scalable as our demand for throughput increases, any disruption in the AFSW fabrication facilities may severely impact our supply. On April 1, 2020, FSL exercised its put option under the joint venture agreement and notified us that FSL intended to exit the joint venture by selling its 51% interest in AFSW to us. Based on our current and future cash flow requirements and business needs at the time that we take over full ownership of AFSW, the timing of which is uncertain, we may be unable to sustain or continue to operate the AFSW facility. In the event that we are unable to continuously sustain the AFSW fabrication facility, securing supply from another source and adapting our process at such source would lead to a significant set of challenges, additional costs and delays.
        We also utilize relatively standard back-side wafer processing services such as wafer-thinning and wafer back-side metalization from foundries in Asia. These suppliers also offer such services to other companies, which may lead to us not having access to adequate capacity for our needs and our customers’ needs. We may have less control over delivery schedules and overall support versus other customers and users of those facilities. If the wafer foundries we use are unable or unwilling to manufacture our products in our required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative foundries. This qualification process could typically take three to six months and we may not find sufficient capacity in a timely manner or at an acceptable cost to satisfy our production requirements.
        We additionally use outsourced assembly and test providers (“OSAT”) for packaging and testing of our products. We utilize multiple OSATs for various package types and a single OSAT for each type of package. These OSATs may take time, or may be unable, to respond if our throughput demands increase, particularly if we expect a rapid increase in production and could harm our ability to meet unexpected rises in demand in an acceptable time frame. If the OSATs we use are unable or unwilling to package and test our products in our required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative OSATs. This qualification process would typically take three to nine months and we may not find sufficient capacity in a timely manner or at an acceptable cost to satisfy our production requirements.
        Some companies that supply products to our customers are similarly dependent on a limited number of suppliers. These other companies’ products may represent important components of power adapters, inverters and other products into which our products are designed. If these companies are unable to produce the volumes demanded by our customers, our customers may be forced to slow down or halt production on the equipment for which our products are designed, which could materially impact our order levels.
Because we depend on third-party manufacturers to build our products, we are susceptible to manufacturing delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales, income and customers.
        We depend on third-party manufacturers to build several stages of our products. Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing. Any manufacturing disruption by these third-party manufacturers could severely impair our ability to fulfill orders. Our reliance on third-party manufacturers also creates the potential for infringement or misappropriation of our intellectual property. If we are unable to manage our relationships with third-party manufacturers effectively, or if our third-party manufacturers experience delays or disruptions for any reason, increased manufacturing lead-times, capacity constraints or quality control problems in their manufacturing operations, or if they otherwise fail to meet our future requirements for timely delivery, our ability to ship products to our customers would be severely impaired, and our business and results of operations would be seriously harmed.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our revenue is difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.
        Our results of operations may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of our sales cycle and the short-term difficulty in adjusting our operating expenses. To the extent our competitors develop products that our prospective customers view as equivalent or superior to ours, the average duration of our sales cycles may increase, and our sales efforts may be less successful. Because the length of time required to close a sale varies substantially from customer to customer, it is difficult to predict exactly when, or even if, we will make a sale with a potential customer. As a result, individual sales have, in some cases, occurred in quarters subsequent to or in advance of those we anticipated, or have not occurred at all, which makes it difficult for us to forecast our revenue accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short term, our results of operations will suffer if our revenue falls below expectations in a particular quarter, which could cause the market price of our common stock to decline.
Our current operations are concentrated in one location and in the event of an earthquake, terrorist attack or other disaster affecting this location or those of our major suppliers, our operations may be interrupted and our business may be harmed.

        Our principal executive offices and primary epiwafer operating facilities are situated near Santa Barbara, California, and most of our major suppliers, which are wafer foundries and assembly houses, are located in areas that have been subject to severe earthquakes and are susceptible to other disasters such as tropical storms, typhoons or tsunamis. In the event of a disaster, such as an earthquake and tsunami in Japan, we or one or more of our major suppliers may be temporarily unable to continue operations and may suffer significant property damage. Any interruption in our ability, or that of our major suppliers, to continue operations could delay the development and shipment of our products and have a substantial negative impact on our financial results. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts or coverage of insurance will be sufficient to satisfy any damages and losses.
We rely on our management team and other key employees and will need additional personnel to grow our business. The loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.
        Our future success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key employees throughout our organization. The loss of one or more members of our management team or other key employees could materially impact our sales or our research and development programs and materially harm our business, financial condition, results of operations and prospects. We do not maintain key person life insurance policies on any of our management team members or key employees. Competition for highly skilled personnel is intense. We may not be successful in attracting or retaining qualified personnel to fulfill our current or future needs. For positions in our offices near Santa Barbara in particular, we may experience challenges hiring new and mid-level employees in part due to the high local housing costs. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all.
If we fail to effectively manage our growth, our business, financial condition and results of operations would be harmed.
        We are a development stage company with fewer than 100 employees and are subject to the strains of ongoing development and growth, which has placed significant demands on our management and our operational and financial infrastructure. To manage any growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:
•effectively attracting, training and integrating new employees, particularly members of our sales, applications and research and development teams;
•further improving our key business applications, processes and IT infrastructure to support our business needs;
•enhancing our information and communication systems to ensure that our employees and offices around the world are well coordinated and can effectively communicate with each other and our channel partners and customers; and
•appropriately documenting and testing our IT systems and business processes.
        These and other improvements in our systems and controls will require significant capital expenditures and the allocation of valuable management and employee resources. If we fail to implement these improvements effectively, our ability to manage growth and ensure ongoing operation of key business systems would be impaired, and our business, financial condition and results of operations would be harmed.
We are subject to a number of risks associated with international sales and operations.

        We have small teams that are engaged in marketing, selling and supporting our products internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining international employees, particularly managers and other members of our international sales team, we may experience difficulties in sales productivity in, or market penetration of, foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor and reseller relationships with our international channel partners or recruit additional channel partners, our future success in these international markets could be limited.
We are subject to government regulation, including import, export and economic sanctions laws and regulations that may expose us to liability and increase our costs.
        Our products and technology are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. These regulations may limit the export of our products and technology, and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations and conditions, including annual or semi-annual reporting. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, and importation of our products and technology and the provision of services, including by our partners, must comply with these laws or else we may be adversely affected, through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products and technology. Complying with export control and sanctions laws may be time-consuming and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products and technology from being provided in violation of such laws, our products and technology may have previously been, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Export or import laws or sanctions policies are subject to rapid change and have been the subject of recent U.S. and non-U.S. government actions. Changes in export or import laws or sanctions policies, may adversely impact our operations, delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products and technology to certain countries, regions, governments, persons, or entities altogether, which could adversely affect our business, financial condition and results of operations.
Our sales to government customers subject us to uncertainties regarding fiscal funding approvals, renegotiations or terminations at the discretion of the government, as well as audits and investigations, which could result in litigation, penalties and sanctions including early termination, suspension and debarment.
        Our multi-year contracts signed with the U.S. federal government, which comprised a component of our revenue in 2019, are generally subject to annual fiscal funding approval and may be renegotiated or terminated at the discretion of the government. Termination, renegotiation or the lack of funding approval for a contract could adversely affect our sales, revenue and reputation. Additionally, our government contracts are generally subject to requirements that are not typically present in commercial contracts, such as various Federal Acquisition Regulation or Defense Federal Acquisition Regulation clauses. These clauses place certain requirements upon us such as compliance with equal opportunity employment, safeguarding of contractor information systems, executive compensation restrictions and reporting of certain lobbying activities. Government contracts are also subject to audits and investigations. Failure to meet contractual requirements could result in various civil and criminal actions and penalties, and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government, any of which could materially adversely affect our business, financial condition and results of operations.

Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.
        We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption, anti-bribery, and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person or gain any improper advantage. The FCPA and similar applicable anti-bribery and anti-corruption laws also prohibit our third-party business partners, representatives and agents from engaging in corruption and bribery. We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, drop in stock price or overall adverse consequences to our business, all of which may have an adverse effect on our reputation, business, financial condition, and results of operations.
Our business may be affected by litigation and government investigations.
        We may from time to time receive inquiries and subpoenas and other types of information requests from government authorities and others and we may become subject to claims and other actions related to our business activities. While the ultimate outcome of investigations, inquiries, information requests and legal proceedings is difficult to predict, defense of litigation claims can be expensive, time-consuming and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, costs and significant payments, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Risks Related to our Intellectual Property
Any failure by us to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
        To compete effectively, we must protect our intellectual property. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We hold numerous patents and have a number of pending patent applications. However, our portfolio of patents evolves as new patents are issued and older patents expire and the expiration of patents could have a negative effect on our ability to prevent competitors from duplicating certain or all of our products.
        We might not succeed in obtaining patents from any of our pending applications. Even if we are awarded patents, they may not provide any meaningful protection or commercial advantage to us, as they may not be of sufficient scope or strength, or may not be issued in all countries where our products can be sold. In addition, our competitors may be able to design around our patents.
        There can be no assurance that an issued patent will remain valid and enforceable in a court of law through the entire patent term. Should the validity of a patent be challenged, the legal process associated with defending the patent can be costly and time consuming. Issued patents can be subject to oppositions, interferences and other third party challenges that can result in the revocation of the patent or limit patent claims such that patent coverage lacks sufficient breadth to protect subject matter that is commercially relevant. Competitors may be able to circumvent our patents. In cases where market ramp of our products may encounter delays it is possible that some patents or licensed patents covering the product has expired or will be in force for only a short period of time following such market ramp. We cannot predict with any certainty if any third party U.S. or foreign patent rights, or other proprietary rights, will be deemed infringed by the use of our technology. Nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties.
        To protect our product technology, documentation and other proprietary information, we enter into confidentiality agreements with our employees, customers, consultants and strategic partners. We require our employees to acknowledge their obligation to maintain confidentiality with respect to our products. Despite these efforts, we cannot guarantee that these parties will maintain the confidentiality of our proprietary information in the course of future employment or working with other business partners. We develop, manufacture and sell our products in Asia and other countries that may not protect our intellectual property rights to the same extent as the laws of the United States. This makes piracy of our technology and products more likely. Steps we take to protect our proprietary information may not be adequate to prevent theft of our technology. We may not be able to prevent our competitors from independently developing technologies and products that are similar to or better than ours.
        Vigorous protection and pursuit of intellectual property rights or positions characterize the semiconductor industry. This often results in expensive and lengthy litigation. We, and our customers or suppliers, may be accused of infringing patents or other intellectual property rights owned by third parties in the future. An adverse result in any litigation against us or a customer or supplier could force us to pay substantial damages, stop manufacturing, using and selling the infringing products, spend significant resources to develop non-infringing technology, discontinue using certain processes or obtain licenses to use the infringing technology. In addition, we may not be able to develop non-infringing technology or find appropriate licenses on reasonable terms or at all.
        Patent disputes in the semiconductor industry between industry participants are often settled through cross-licensing arrangements. Our portfolio of patents may not have the breadth to enable us to settle an alleged patent infringement claim through a cross-licensing arrangement, especially for patent disputes brought by non-practicing entities (patent holders who do not manufacture products but only seek to monetize patent rights) that cannot be settled through cross-licensing and cannot be avoided through cross-licensing with industry practitioners. We may therefore be more exposed to third-party claims than some of our larger competitors and customers.
        Customers may make claims against us in connection with infringement claims made against them that are alleged to relate to our products or components included in our products, even where we obtain the components from a supplier. In such cases, we may incur monetary losses due to cost of defense, settlement or damage award and non-monetary losses as a result of diverting valuable internal resources to litigation support. To the extent that claims against us or our customers relate to third-party intellectual property integrated into our products, there is no assurance that we will be fully or even partially indemnified by our suppliers against any losses.
        Furthermore, we may initiate claims or litigation against third parties for infringing our proprietary rights or to establish the validity of our proprietary rights. This could consume significant resources and divert the efforts of our technical and management personnel, regardless of the litigation’s outcome.
If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose certain intellectual property rights.
        Our current licenses impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement and other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or could enable a competitor to gain access to the licensed technology. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights in such unlicensed intellectual property. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop, manufacture and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

        For example, our cooperation agreement with Nexperia, which is key to our business, contains certain terms that, if triggered, could have a material adverse effect on our business, financial condition, results of operations and prospects. For instance, the LSA contains customary events of default including, among others, payment defaults, breaches of covenants defaults, the occurrence of a material adverse change, bankruptcy and insolvency defaults, cross defaults with certain material indebtedness, judgment defaults, and the occurrence of a change of control. In addition, an event of default will occur if the Development and Loan Agreement (“DLA”) is terminated under certain circumstances or we fail to timely deliver reports related to statements of work under the DLA. Upon the occurrence and during the continuance an event of default, Nexperia may declare all or a portion of our outstanding obligations to be immediately due and payable and exercise other rights and remedies provided for under the LSA. If specified events of default occur and remain continuing for more than 30 consecutive days, we are required to assign a portion of our patent portfolio constituting collateral to Nexperia in satisfaction of our obligations under the LSA. During the existence of an event of default, interest on the obligations could be increased to 3.0% above the otherwise applicable interest rate. Additionally, pursuant to an intracompany license agreement with our wholly-owned subsidiary, Transphorm Japan Epi (“TJE”), if certain events (some of which may be beyond our control) occur, we could be forced to sell TJE at fair market value to a third party that is approved by us and Nexperia. While TJE’s epiwafer capacity currently is not required for production of our products, if such a “forced-sale” event were to happen in the future, we could be required to purchase a portion of our epiwafer requirements from the third party that purchases TJE. This could impact our epiwafer costs, reduce any overall profits, or cause us to lose a portion of our capacity, requiring us to generate more epiwafer capacity earlier than planned. This would result in greater capital expenditure than anticipated, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Risks Related to our Financial Control Environment
Being a public company can be administratively burdensome and will significantly increase our legal and financial compliance costs.
        As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act. In addition, the listing requirements of any national securities exchange or other exchange and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will significantly increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Among other things, we are required to:
•maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;
•maintain policies relating to disclosure controls and procedures;
•prepare and distribute periodic reports in compliance with our obligations under federal securities laws;
•institute a more comprehensive compliance function, including with respect to corporate governance; and
•involve, to a greater degree, our outside legal counsel and accountants in the above activities.
        The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations will require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of our board of directors and management. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our board of directors.
Any failure to maintain effective internal controls over our financial reporting could materially and adversely affect us.
        Section 404 of the Sarbanes-Oxley Act requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal controls over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed time frame or at all, that our internal control over financial reporting is effective as required by Section 404. For example, in connection with the audit of our consolidated financial statements for the fiscal years ended December 31, 2019 and 2018, we identified certain deficiencies relating to our internal control over financial reporting that constitute material weaknesses under standards established by the Public Company Accounting Oversight Board (the “PCAOB”), and we cannot predict the outcome of our testing in future periods. If we identify additional material weaknesses in the future or are unable to remediate the material weaknesses we currently have, our financial statements may be inaccurate and investors could lose confidence in the reliability of our financial statements, which in turn could negatively affect the market price of our common stock. In addition, if we are not able to continue to meet these requirements, we may not be able to become or remain listed on any national securities exchange or other exchange or quoted on an over-the-counter market.
We have identified material weaknesses in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our consolidated financial statements in future periods.
        We have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2018, we identified certain deficiencies relating to our internal control over financial reporting that constitute material weaknesses under standards established by the PCAOB. As of December 31, 2019, these material weaknesses continue to exist. Accordingly, we were not able to assert in this Report that our internal control over financial reporting was effective as of December 31, 2019. The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. We identified a material weakness related to the fact that certain members of our finance team and personnel are able to operate across a number of different functions and have user access that gives rise to segregation of duties risks in connection with our information technology infrastructure. Access to systems has subsequently been restricted and access will be managed by independent personnel. The other material weakness relates to a lack of evidence to support review work and oversight procedures. Formal review processes and meetings are being introduced in addition to the creation of a specific role in the finance team to review documentation and prepare evidence of such review. These material weaknesses have a pervasive impact on various activity level and financial reporting cycles. We will need to take additional measures to fully remediate these deficiencies. The measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issue identified, (2) ensure that our internal controls are effective, or (3) ensure that the identified material weaknesses or other material weaknesses will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in SEC rules and forms will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.
Our lack of an independent audit committee at this time may hinder our board of directors’ effectiveness in monitoring our compliance with our disclosure and accounting obligations. Until we establish such committee, we will be unable to obtain a listing on a national securities exchange.
        Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by Nasdaq. Currently, we have no independent audit committee, and audit committee functions are performed by our board of directors as a whole. An independent audit committee would play a crucial role in the corporate governance process, assessing our processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. We may, however, have difficulty attracting and retaining independent directors with the requisite qualifications to serve on an audit committee. An independent audit committee (with certain exceptions and phase in-periods if we are a controlled company) is required for listing on any national securities exchange. Therefore, until such time as we meet the audit committee independence requirements of a national securities exchange, we will be ineligible for listing on any national securities exchange.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below the expectations of investors, resulting in a decline in the market price of our common stock.
        The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements. Significant assumptions and estimates used in preparing our financial statements include those related to assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of investors, resulting in a decline in the market price of our common stock.
Changes in accounting rules and regulations, or interpretations thereof, could result in unfavorable accounting charges or require us to change our compensation policies.
        Accounting methods and policies for companies such as ours, including policies governing revenue recognition, leases, research and development and related expenses, and accounting for stock-based compensation, are subject to review, interpretation and guidance from our auditors and relevant accounting authorities, including the SEC. Changes to accounting methods or policies, or interpretations thereof, may require us to reclassify, restate or otherwise change or revise our historical financial statements, including those contained in this Report.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
        We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”), and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. The Merger, our prior equity offerings and other changes in our stock ownership may have resulted in ownership changes. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Risks Related to Our Common Stock
We are an “emerging growth company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
        We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements in this Report. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of June 30 of any year or if we have total annual gross revenue of $1.07 billion or more during any fiscal year, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this report and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market, if any, for our common stock and our share price may be more volatile.
        Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
We are a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.
        We are currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and we have a public float of less than $250 million and annual revenues of less than $100 million during our most recently completed fiscal year. In the event that we are still considered a smaller reporting company at such time as we cease being an “emerging growth company,” we will be required to provide additional disclosure in our SEC filings. However, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.
We are not subject to compliance with rules requiring the adoption of certain corporate governance measures and as a result our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.
        The Sarbanes-Oxley Act, as well as resulting rule changes enacted by the SEC, the New York Stock Exchange and the Nasdaq Stock Market, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges. Because we are not listed on the Nasdaq Stock Market or the New York Stock Exchange, we are not presently required to comply with many of the corporate governance provisions and we have not yet adopted certain of these measures. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters.
We may be a controlled company within the meaning of the Nasdaq and NYSE rules if we eventually list on such exchange, and, as a result, may qualify for and intend to rely on exemptions from certain corporate governance requirements.
        As of April 15, 2020, KKR Phorm Investors L.P. (“Phorm”), an entity owned by investment funds advised by Kohlberg Kravis Roberts & Co. L.P., beneficially owned approximately 60.3% of our outstanding common stock. As a result, we may be a controlled company within the meaning of the Nasdaq or NYSE corporate governance standards, if we eventually list on the applicable exchange. Under Nasdaq rules, for example, a controlled company may elect not to comply with certain corporate governance requirements of the Nasdaq, including the requirements that:
•a majority of the board of directors consist of independent directors;
•the nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•there be an annual performance evaluation of the nominating and corporate governance and compensation committees.
        If we were to list on Nasdaq in the future and are a controlled company at such time, we intend to utilize these exemptions (or similar exemptions if we were to list on NYSE), including the exemption for a board of directors composed of a majority of independent directors. In addition, to the extent we create committees, these committees may not be composed entirely of independent directors immediately following such creation. We may rely on the phase-in rules of the SEC, Nasdaq or NYSE if we are no longer a controlled company under the applicable listing standard. For example, the phase-in rules for Nasdaq permit us to have a compensation committee that has one member that is independent at the time that we cease to be a controlled company, a majority of members that are independent within 90 days thereafter and all members that are independent within one year thereafter. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq or NYSE.
        In addition, pursuant to the terms of a stockholders agreement with Phorm (the “Stockholders Agreement”), Phorm has the right to appoint a member to each committee that may be established by our board of directors, appoint the chair of our board of directors, and nominate a majority of our board of directors, in each case subject to a phase-out period based on Phorm’s future share ownership. Phorm may assign these and other governance rights to certain transferees. Accordingly, even if we are no longer a controlled company, holders of our common stock may not have the same protections afforded to stockholders of companies that do not have a stockholders agreement similar to ours.
There currently is no market for our common stock and there can be no assurance that a market will ever develop. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares. If a market for our common stock develops, our stock price may be volatile and purchasers of our common stock could incur substantial losses.
        Our common stock is not listed on a national securities exchange or any other exchange, or quoted on an over-the-counter market. Therefore, there is no trading market, active or otherwise, for our common stock. We plan for our common stock to become listed on, and remain eligible for quotation on, the OTCQB, or on another over-the-counter quotation system, or in the pink sheets. In those venues, however, the shares of our common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent and the trading price of our common stock may be extremely volatile. Investors may find it difficult to obtain accurate quotations as to the market value of our common stock or to sell their shares at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.
        In addition, we may not ever be able to satisfy the listing requirements for our common stock to be listed on a national securities exchange, which is often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges or the OTCQB, or our common stock is otherwise rejected for listing, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.
If a market for our common stock develops, whether on a national exchange or the OTCQB, its market price could fluctuate substantially due to a variety of factors, including the other risks described in this section titled “Risk Factors.” In addition, the stock markets in general, including in the industry in which we operate, have experienced extreme volatility, particularly due to the COVID-19 pandemic, that has, in some cases, been unrelated to the operating performance of the issuer. Accordingly, these broad market and industry factors may also seriously harm the market price of our common stock, regardless of our operating performance.
The designation of our common stock as a “penny stock” would limit the liquidity of our common stock.
        Our common stock may be deemed a “penny stock” (as that term is defined under Rule 3a51-1 of the Exchange Act) in any market that may develop in the future. Generally, “penny stock” is common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers and investors choose not to participate in penny stock transactions, which may result in further liquidity constraints and declines in the trading price of our common stock. Because of the penny stock rules, there may be less trading activity in penny stocks in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares.
We do not anticipate paying dividends on our common stock, and investors may lose the entire amount of their investment.
        Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. Any future determination about the payment of dividends will be made at the discretion of our board of directors and will depend upon our earnings, if any, capital requirements, operating and financial conditions, contractual restrictions, including any loan or debt financing agreements, and on such other factors as our board of directors deems relevant. In addition, we may enter into agreements in the future that could contain restrictions on payments of cash dividends. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares of common stock. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.
FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.
        The Financial Industry Regulatory Authority (“FINRA”) has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.
Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.
Pursuant to the registration rights agreement we entered into with certain holders of our common stock issued in connection with the Private Placement and the Merger or held by our pre-Merger stockholders, as amended to date, we have agreed, at our expense, to prepare and file a registration statement with the SEC registering the resale of up to 38,227,152 shares of our common stock, which consists of shares of our common stock that are held by our pre-Merger stockholders, were issued in connection with the Merger and the Private Placement or are reserved for issuance pursuant to outstanding warrants and the Yaskawa Note. After it is declared effective by the SEC, the registration statement will permit the resale of these shares at any time for up to three years following the effective date of such registration statement. The resale, or expected or potential resale, of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, we expect that, because all of our outstanding shares of common stock and shares underlying outstanding warrants and a convertible note will be registered pursuant to the registration statement, selling stockholders will continue to offer shares covered by such registration statement in significant amounts and for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the registration statement may continue for an extended period of time, and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.
If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

        The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. In addition, because we did not become a reporting company by conducting an underwritten initial public offering of our common stock, and because we will not be listed on a national securities exchange, security analysts of brokerage firms may not provide coverage of our company. We cannot assure you that brokerage firms will provide analyst coverage of our company in the future, or continue such coverage if started. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our company as a result of more limited coverage by analysts and the media, which could harm our ability to raise additional funding in the future. The failure to receive research coverage or support in the market for our shares will have an adverse effect on our ability to develop a liquid market for our common stock, which will negatively impact the trading price of our common stock.
        In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
Our principal stockholders and management have substantial control over us and could delay or prevent a change in corporate control.
        As of April 15, 2020, Phorm, our largest stockholder, beneficially owned approximately 60.3% of our common stock, and our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 73.0% of our common stock. As a result, these stockholders, acting together, or Phorm individually, have the ability to significantly impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together or Phorm individually, have the ability to significantly impact the management and affairs of our company. The interests of these stockholders may not be the same as or may even conflict with your interests. The concentration of ownership might decrease the market price of our common stock by:
•delaying, deferring, or preventing a change in control of the company, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock;
•impeding a merger, consolidation, takeover, or other business combination involving us; or
•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.
        The significant concentration of stock ownership may also adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
Anti-takeover provisions that will be included in our charter documents and are under the General Corporation Law of the State of Delaware could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.
        Provisions in our bylaws and that will be included in our certificate of incorporation may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders from and after the date that Phorm beneficially owns less than a majority of our outstanding shares of common stock, supermajority voting requirements to amend certain provisions of our certificate of incorporation and bylaws from and after the date that Phorm beneficially owns less than a majority of our outstanding shares of common stock, and the ability of our board of directors to issue preferred stock without stockholder approval. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then-current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management. In addition, we have opted out of the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which generally prohibit a Delaware corporation from engaging in any of a broad range of business combinations with any interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder. However, our amended and restated certificate of incorporation will provide substantially the same limitations as are set forth in Section 203 but also provides that Phorm and its affiliates and any of their direct or indirect transferees and any group as to which such persons are a party do not constitute interested stockholders for purposes of this provision.
Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
        Our bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholder officers or other employees to us or our stockholders, any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein and the claim not being one which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or for which the Court of Chancery does not have subject matter jurisdiction. Any person purchasing or otherwise acquiring any interest in any shares of our common stock shall be deemed to have notice of and to have consented to this provision of bylaws. This choice of forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds
Please refer to Item 3.02 contained in our Current Report on Form 8-K filed on February 12, 2020 for the information required by Item 701 of Regulation S-K as to all equity securities that we issued during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5.  Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Form	Incorporated by Reference Exhibit No.	Filing Date	SEC File No.
2.1 ‡	Agreement and Plan of Merger and Reorganization, dated February 12, 2020, by and among the Registrant, Peninsula Acquisition Sub, Inc. and Transphorm Technology		8-K	2.1	February 14, 2020	000-55832
3.1	Certificate of Merger relating to the merger of Peninsula Acquisition Sub, Inc. with and into Transphorm Technology, filed with the Secretary of State of Delaware on February 12, 2020		8-K	3.1	February 14, 2020	000-55832
3.2	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of Delaware on February 12, 2020		8-K	3.2	February 14, 2020	000-55832
3.4	Amended and Restated Bylaws of the Registrant, as currently in effect		8-K	3.4	February 14, 2020	000-55832
4.1 *	Form of Registration Rights Agreement		8-K	4.1	February 14, 2020	000-55832
4.1.1	Amendment to Registration Rights Agreement	X
4.2	Stockholders Agreement, dated February 12, 2020, by and between the Registrant and KKR Phorm Investors L.P.		8-K	4.2	February 14, 2020	000-55832
10.5.1 #	2020 Equity Incentive Plan		8-K	10.5	February 14, 2020	000-55832
10.5.2 #	Form of Stock Option Agreement under 2020 Equity Incentive Plan	X
10.6	Form of Lock-Up Agreement		8-K	10.6	February 14, 2020	000-55832
10.7 *	Form of Subscription Agreement		8-K	10.7	February 14, 2020	000-55832
10.13.2	Amendment No. 1 to Supply Agreement, dated February 7, 2020, between Transphorm Technology and Nexperia		8-K	10.13.2	February 14, 2020	000-55832
10.14.3	Amendment No. 2 to Loan and Security Agreement, dated February 7, 2020, between Transphorm Technology and Nexperia		8-K	10.14.3	February 14, 2020	000-55832
10.14.4	Amendment No. 3 to Loan and Security Agreement, dated April 8, 2020, between Transphorm Technology and Nexperia	X
10.14.5	Amendment No. 4 to Loan and Security Agreement, dated April 28, 2020, between Transphorm Technology and Nexperia	X
10.15.3	Amendment No. 2 to Development and License Agreement, dated February 7, 2020, between Transphorm Technology and Nexperia		8-K	10.15.3	February 14, 2020	000-55832
10.18	Form of Director and Officer Indemnification Agreement		8-K	10.18	February 14, 2020	000-55832
10.19	Form of Pre-Merger Indemnity Agreement		8-K	10.19	February 14, 2020	000-55832
10.20.3	Amendment to SVB Warrant, dated February 4, 2020, by and between Transphorm Technology and SVB Financial Group		8-K	10.20.3	February 14, 2020	000-55832
10.21.3	Amendment to Leader Warrant, dated February 4, 2020, by and between Transphorm Technology and Leader Ventures, LLC		8-K	10.21.3	February 14, 2020	000-55832
10.22.4	Amendment to First TriplePoint Warrant, dated February 10, 2020, by and between Transphorm Technology and TriplePoint Capital LLC		8-K	10.22.4	February 14, 2020	000-55832

10.22.5	Amendment to Second TriplePoint Warrant, dated February 10, 2020, by and between Transphorm Technology and TriplePoint Capital LLC		8-K	10.22.5	February 14, 2020	000-55832
10.23.3	Consent, Guaranty and Amendment Agreement, dated February 10, 2020, by and between Transphorm Technology and Yaskawa		8-K	10.23.3	February 14, 2020	000-55832
10.26	Letter Agreement, dated February 5, 2020, by and between Transphorm and Marelli Corporation		8-K	10.26	February 14, 2020	000-55832
10.27	Letter Agreement, dated February 3, 2020, by and between Transphorm and Yaskawa		8-K	10.27	February 14, 2020	000-55832
10.28	Indemnification Agreement, dated February 12, 2020, by and between Registrant and KKR Phorm Investors L.P.		8-K	10.28	February 14, 2020	000-55832
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
‡ Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any of the omitted schedules and exhibits to the SEC on a confidential basis upon request.
* Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any of the omitted schedules and exhibits to the SEC on a confidential basis upon request.
# Indicates management contract or compensatory plan.
† Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned,thereunto duly authorized.

Transphorm, Inc.

Date:	May 14, 2020	By:	/s/ Mario Rivas
Mario Rivas
Chief Executive Officer
(principal executive officer)

		By:	/s/ Cameron McAulay
Cameron McAulary
Chief Financial Officer
(principal financial and accounting officer)