Form 10-Q
period 2020-06-30
Transphorm, Inc.
filed 2020-08-11
CIK 1715768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2020, there were 35,135,602 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

Part I - Financial Information

Item 1. Financial Statements

Transphorm, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share and per share data)

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$9,382	$2,875
Accounts receivable, net, including related parties	769	709
Inventory	1,342	990
Prepaid expenses and other current assets	1,828	783
Total current assets	13,321	5,357
Property and equipment, net	1,533	1,770
Goodwill	1,336	1,325
Intangible assets, net	1,136	1,313
Other assets	417	497
Total assets	$17,743	$10,262

Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$1,664	$2,383
Deferred revenue	193	—
Development loan	10,000	5,000
Revolving credit facility, including accrued interest	10,762	10,458
Unfunded commitment to joint venture	1,548	1,688
Accrued payroll and benefits	1,348	1,159
Total current liabilities	25,515	20,688
Development loans, net of current portion	—	10,000
Promissory note	15,580	16,169
Total liabilities	41,095	46,857
Commitments and contingencies (Note 8)
Convertible preferred stock (Notes 1 and 9):
Series 1, $0.0001 par value; no shares authorized, issued and outstanding as of June 30, 2020; 12,438,704 shares authorized and 12,433,953 shares issued and outstanding as of December 31, 2019	—	39,658
Series 2, $0.0001 par value; no shares authorized, issued and outstanding as of June 30, 2020; 7,507,699 shares authorized and 7,499,996 shares issued and outstanding as of December 31, 2019	—	30,000
Series 3, $0.0001 par value; no shares authorized, issued and outstanding as of June 30, 2020; 4,000,000 shares authorized, issued and outstanding as of December 31, 2019	—	16,000
Total convertible preferred stock	—	85,658

Stockholders’ deficit:
Common stock, $0.0001 par value; 750,000,000 shares authorized and 35,135,520 shares issued and outstanding as of June 30, 2020; 29,012,034 shares authorized and 4,220,998 shares issued and outstanding as of December 31, 2019	4	—
Additional paid-in capital	127,787	22,404
Accumulated deficit	(150,372)	(143,915)
Accumulated other comprehensive loss	(771)	(742)
Total stockholders’ deficit	(23,352)	(122,253)
Total liabilities, convertible preferred stock and stockholders’ deficit	$17,743	$10,262

See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue, net, including related parties (Note 11)	$6,329	$488	$7,429	$1,017
Operating expenses:
Cost of goods sold	1,248	1,182	2,703	2,586
Research and development	1,594	2,022	3,060	4,204
Sales and marketing	528	675	1,046	1,526
General and administrative	2,058	1,494	5,150	2,745
Total operating expenses	5,428	5,373	11,959	11,061
Income (loss) from operations	901	(4,885)	(4,530)	(10,044)
Interest expense	189	189	378	376
Loss in joint venture	1,856	1,100	3,275	2,227
Changes in fair value of promissory note	1,658	51	(663)	84
Other income, net	(532)	(324)	(1,063)	(460)
Loss before tax expense	(2,270)	(5,901)	(6,457)	(12,271)
Tax expense	—	—	—	—
Net loss	$(2,270)	$(5,901)	$(6,457)	$(12,271)

Net loss per share - basic and diluted	$(0.06)	$(0.21)	$(0.19)	$(0.44)
Weighted average common shares outstanding - basic and diluted	35,135,520	28,153,555	33,523,844	28,153,555

See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(2,270)	$(5,901)	$(6,457)	$(12,271)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(17)	29	(29)	2
Other comprehensive (loss) income, net of tax	(17)	29	(29)	2
Comprehensive loss	$(2,287)	$(5,872)	$(6,486)	$(12,269)

See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (unaudited)
For the Three Months Ended June 30,
(in thousands except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Deficit
	Number of Shares	Amount
Balance at April 1, 2019	4,219,606	$—	$21,972	$(135,002)	$(767)	$(113,797)
Stock-based compensation	—	—	137	—	—	137
Other comprehensive income	—	—	—	—	29	29
Net loss	—	—	—	(5,901)	—	(5,901)
Balance at June 30, 2019	4,219,606	$—	$22,109	$(140,903)	$(738)	$(119,532)

Balance at April 1, 2020	35,135,520	$4	$127,683	$(148,102)	$(754)	$(21,169)
Stock-based compensation	—	—	104	—	—	104
Other comprehensive loss	—	—	—	—	(17)	(17)
Net loss	—	—	—	(2,270)	—	(2,270)
Balance at June 30, 2020	35,135,520	$4	$127,787	$(150,372)	$(771)	$(23,352)

See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (unaudited)
For the Six Months Ended June 30,
(in thousands except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Deficit
	Number of Shares	Amount
Balance at January 1, 2019	4,219,606	$—	$21,833	$(128,632)	$(740)	$(107,539)
Stock-based compensation	—	—	276	—	—	276
Other comprehensive income	—	—	—	—	2	2
Net loss	—	—	—	(12,271)	—	(12,271)
Balance at June 30, 2019	4,219,606	$—	$22,109	$(140,903)	$(738)	$(119,532)

Balance at January 1, 2020	4,220,998	$—	$22,404	$(143,915)	$(742)	$(122,253)
Stock options exercised	3,346	—	13	—	—	13
Stock-based compensation	—	—	236	—	—	236
Conversion of shares in connection with the Reverse Merger	23,933,949	3	85,655	—	—	85,658
Shares redeemed	(52,773)	—	(211)	—	—	(211)
Shares issued in connection with the Reverse Merger	1,650,000	—	(50)	—	—	(50)
Issuance of common stock, net	5,380,000	1	19,740	—	—	19,741
Other comprehensive loss	—	—	—	—	(29)	(29)
Net loss	—	—	—	(6,457)	—	(6,457)
Balance at June 30, 2020	35,135,520	$4	$127,787	$(150,372)	$(771)	$(23,352)

See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,457)	$(12,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory write-off	162	—
Depreciation and amortization	438	615
Licensing revenue from a related party	(5,000)	—
Stock-based compensation	236	276
Interest cost	378	376
Loss in joint venture	3,275	2,227
Changes in fair value of promissory note	(663)	84
Changes in operating assets and liabilities:
Accounts receivable	(60)	(10)
Inventory	(514)	(277)
Prepaid expenses and other current assets	(1,050)	4
Other assets	80	(61)
Accounts payable and accrued expenses	(719)	(473)
Deferred revenue	193	3,000
Accrued payroll and benefits	189	44
Net cash used in operating activities	(9,512)	(6,466)
Cash flows from investing activities:
Purchases of property and equipment	(22)	(116)
Investment in joint venture	(3,427)	(1,103)
Net cash used in investing activities	(3,449)	(1,219)
Cash flows from financing activities:
Proceeds from development loans	—	9,000
Proceeds from stock option exercise	18	—
Payment for repurchase of common stock	(211)	—
Loan repayment	(50)	—
Proceeds from issuance of common stock, net of offering cost	19,741	—
Net cash provided by financing activities	19,498	9,000
Effect of foreign exchange rate changes on cash and cash equivalents	(30)	14
Net increase in cash and cash equivalents	6,507	1,329
Cash and cash equivalents at beginning of period	2,875	3,069
Cash and cash equivalents at end of period	$9,382	$4,398

Supplemental disclosures of cash flow information:
Interest expense paid	$—	$496
Supplemental non-cash financing activity:
Development loan reduction related to licensing revenue	$5,000	$—

See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
for the Three and Six Months Ended June 30, 2020 and 2019

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
In management’s opinion, the accompanying unaudited condensed consolidated financial statements of Transphorm reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended June 30, 2020, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) have been condensed or omitted. The aforementioned unaudited condensed consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Amendment No. 2 to Form 8-K filed on March 31, 2020. The consolidated balance sheet as of December 31, 2019 is derived from those audited financial statements.
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
At the time the certificate of merger reflecting the Merger was filed with the Secretary of State of Delaware (the “Effective Time”), (i) each share of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive (a) 0.08289152527 shares of our common stock (in the case of shares held by accredited investors) or (b) $4.00 multiplied by the Common Stock Conversion Ratio (in the case of shares held by unaccredited investors), with the actual number of shares of our common stock issued to the former holders of Transphorm Technology’s common stock equal to 4,171,571, (ii) 51,680,254 shares of Transphorm Technology’s Series 1 preferred stock issued and outstanding immediately prior to the closing of the Merger were converted into 12,433,953 shares of our common stock, (iii) 38,760,190 shares of Transphorm Technology’s Series 2 preferred stock issued and outstanding immediately prior to the closing of the Merger were converted into 7,499,996 shares of our common stock, and (iv) 31,850,304 shares of Transphorm Technology’s Series 3 preferred stock issued and outstanding immediately prior to the closing of the Merger were converted into 4,000,000 shares of our common stock. As a result, 28,105,520 shares of our common stock were issued to the former holders of Transphorm Technology’s issued and outstanding capital stock after adjustments due to rounding for fractional shares. Immediately prior to the Effective Time, an aggregate of 682,699 shares of our common stock, owned by the stockholders of Peninsula Acquisition Corporation prior to the Merger, were forfeited and cancelled.
In addition, pursuant to the Merger Agreement, (i) options to purchase 29,703,285 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger under Transphorm Technology’s 2007 Stock Plan (the “2007 Plan”) and 2015 Equity Incentive Plan (the “2015 Plan”) were assumed and converted into options to purchase 2,461,923 shares of our common stock, (ii) warrants to purchase 186,535 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed, amended and converted into warrants to purchase 15,461 shares of our common stock, and (iii) Transphorm Technology’s outstanding convertible promissory note was amended to be convertible at the option of the holder, into shares of our common stock at a conversion price of $5.12 per share, with 3,076,171 being the maximum number of shares of our common stock issuable upon conversion of the convertible promissory note. As of June 30, 2020, there was $15.0 million of principal and $411 thousand of accrued and unpaid interest outstanding on the convertible promissory note.
All per share and share amounts for the three and six months ended June 30, 2019 have been retroactively adjusted to reflect the effect of the Merger.
Going Concern
        The accompanying unaudited condensed consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. As included in the accompanying unaudited condensed consolidated financial statements, the Company has generated recurring losses from operations, sustained negative cash flows from operating activities, and has an accumulated deficit and has a working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.
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
Impact of COVID-19 on Our Business
The COVID-19 pandemic has adversely disrupted and will further disrupt the operations at certain of our customers, partners, suppliers and other third-party providers for an uncertain period of time, including as a result of travel restrictions, adverse effects on budget planning processes, business deterioration, and/or business shutdowns, all of which has impacted our business and results of operations. Some of our customers have experienced delays in their internal development programs and design cycles with our GaN products due to the effects of COVID-19, which have led to postponements of their orders of our products and postponements of determinations that our products will be used in their designs for new products under development with corresponding delays in their market introduction and our revenues. The future impact of COVID-19 cannot be predicted with certainty and may make it more difficult or preclude us from raising additional capital, increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity.

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
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported condensed consolidated financial statements.
Cash and Cash Equivalents
        The Company considers all highly-liquid investments with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist principally of bank deposits and money market funds. Other assets in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 include cash of $75 thousand.
Foreign Currency Risk
        The Company is exposed to foreign currency risk due to its operations in Japan. Assets and liabilities of the operations are re-measured into U.S. currency at exchange rates in effect at the balance sheet dates through the condensed consolidated statements of comprehensive income. Gains or losses resulting from foreign currency transactions are re-measured using the rates on the dates on which those elements are recognized during the period and are included in other income or expense in the unaudited condensed consolidated statements of operations. As of June 30, 2020 and December 31, 2019, the Company had foreign cash and cash equivalents of $39 thousand and $55 thousand, respectively, which represent 0.4 percent and 1.9 percent, respectively, of total cash and cash equivalents.
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
Accounts Receivable
        Accounts receivable are analyzed and allowances for uncollectible accounts are recorded, as required. Provisions for uncollectible accounts, if any, are recorded as bad debt expense and included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The process for determining the appropriate level of allowances for doubtful accounts involves judgment, and the Company considers such factors as the age of the underlying receivables, historical and projected collection trends, the composition of outstanding receivables, current economic conditions and regulatory changes. An account is fully reserved when reasonable collection efforts have been unsuccessful and it is probable that the receivable will not be recovered. No significant losses on accounts receivable have been recorded as of June 30, 2020 and December 31, 2019.
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
Goodwill
        Goodwill arose for the acquisition of a business in February 2014 based in Japan and was accounted for as the purchase of a business. Goodwill generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment at least annually in December unless certain events occur or circumstances change. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. We test for goodwill impairment annually or earlier if events or changes in circumstances indicate goodwill might possibly be impaired. Impairment exists when the carrying value of the goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess as a charge to operations in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2020 and 2019, no impairment charge was recorded related to goodwill.
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
        If it is determined that the carrying values might not be recoverable based upon the existence of one or more indicators of impairment, the Company performs a test for recoverability using various methodologies, such as the income approach or cost approach, to determine the fair value of intangible assets depending upon the nature of the assets. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their respective fair values. For the three and six months ended June 30, 2020 and 2019, no impairment charges were recorded related to intangible assets.
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
        Disaggregation of Revenue from Contracts with Customers
        Revenue consists of licensing revenue, government contract revenue from our contract with the U.S. Navy and product sales, with applicable performance obligations satisfied at a point in time. Products are sold to distributors and end-users in various sectors such as, but not limited to, the automotive, gaming, industrial, IT, and consumer products industries.

        As part of the Collaboration Arrangement (Note 2 - Nexperia Arrangement) executed with Nexperia on April 4, 2018, the Company agreed to grant Nexperia the perpetual exclusive right to use the Company’s existing Gen-3 manufacturing process technology. License fees are received upon satisfaction of contractual milestones and recognized upon delivery of the perpetual license or transferred technology without any remaining performance obligations. The Company recognized $5.0 million of licensing revenue for each of the three and six months ended June 30, 2020 and no licensing revenue for each of the three and six months ended June 30, 2019.
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
Research and Development
The Company is a party to research grant contracts with the U.S. federal government for which the Company is reimbursed for specified costs incurred for its research projects. These projects include energy saving initiatives for which the U.S. federal government offers reimbursement funds. Such reimbursements are recorded as an offset to research and development expenses when the related qualified research and development expenses are incurred. Reimbursable costs are recognized in the same period the costs are incurred up to the limit of approved funding amounts on qualified expenses. Grant reimbursement of $226 thousand and $0 was recorded as an offset to research and development expense for the three months ended June 30, 2020 and 2019, respectively. Grant reimbursement of $298 thousand and $0 was recorded as an offset to research and development expense for the six months ended June 30, 2020 and 2019, respectively.
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
        For the three and six months ended June 30, 2020, there were 2,470,148 shares, consisting of 2,454,687 stock options and 15,461 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive. For the three and six months ended June 30, 2019, there were 2,357,901 shares, consisting of 2,342,440 stock options and 15,461 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive.
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
Segment Reporting
        The Company’s operations and its financial performance is evaluated on a consolidated basis by the chief operating decision maker. Accordingly, the Company considers all of its operations to be aggregated in one reportable operating segment. For the three months ended June 30, 2020, total revenue was $6.33 million, of which $6.31 million was from U.S. operations and $21 thousand was from Japan operations. For the three months ended June 30, 2019, total revenue was $488 thousand, of which $477 thousand was from U.S. operations and $11 thousand was from Japan operations. For the six months ended June 30, 2020, total revenue was $7.43 million, of which $7.40 million was from U.S. operations and $31 thousand was from Japan operations. For the six months ended June 30, 2019, total revenue was $1.0 million, of which $998 thousand was from U.S. operations and $19 thousand was from Japan operations.
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

Recently Issued Accounting Standards under Evaluation

Leases - In June 2020, the FASB issued ASU 2020-05, which amends the effective dates of the FASB’s standards on leasing (ASC 842) to give immediate relief to certain entities as a result of the widespread adverse economic effects and business disruptions caused by the coronavirus disease 2019 (COVID-19) pandemic. In February 2016, the FASB issued ASU 2016-02, Leases, which, for operating leases, requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The guidance also requires a lessee to recognize single lease costs, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The leasing standard’s effective dates are fiscal year beginning after December 15, 2019 as originally issued (ASU 2016-02) and fiscal year beginning after December 15, 2020 as amended by ASU 2019-10. As amended by ASU 2020-05, the leasing standard’s effective date is the fiscal year beginning after December 15, 2021. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements.
        Financial Instruments - FASB ASU 2020-03, Codification Improvements to Financial Instruments, makes clear the determination of the contractual life of a net investment in leases in estimating expected credit losses under ASC 326, Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for the Company’s 2021 fiscal year. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements.
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

Note 2 - Nexperia Arrangement
Nexperia Transaction
        On April 4, 2018, the Company entered into a multi-element commercial arrangement with Nexperia B.V. (“Nexperia”) to obtain financing in exchange for sale of equity instruments and performing certain technology and product development activities for Nexperia (collectively, the “Collaboration Arrangement”). Nexperia specializes in designing, manufacturing and selling a broad range of small discrete semiconductor devices that utilize components such as those manufactured by the Company. Financing under the Collaboration Arrangement is comprised of the following elements:
•$16 million Series 3 preferred stock issuance

•$9 million license fee for transfer of the Gen-3 manufacturing process

•$5 million development loan, originally maturing March 31, 2020 and subsequently extended to June 30, 2020 intended to pre-fund the Gen-4 (Tranche A) technology development (the “Tranche A Loan”)

•$8 million development loan maturing March 31, 2021 intended to pre-fund the Gen-5 (Tranche B) technology development (the “Tranche B Loan”)

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
        On March 31, 2019, the Company executed Amendment No. 1 to the Loan and Security Agreement (the ”LSA”), pursuant to which the Tranche B Loan was bifurcated into the following two separate sub-tranches:

•$8 million development loan intended to pre-fund the Gen-5 (Tranche B) technology development (the “Tranche B Loan”)

•$2 million development loan intended to pre-fund the 1200V technology development (the “Tranche B-1 Loan” and, together with the Tranche B Loan, the “Tranche B Loans”)

On February 7, 2020, Amendment No. 2 to the LSA was executed to acknowledge the then-pending Merger, reaffirm the terms of the loan and confirm the waiver for the late delivery of the Company’s 2018 audited financial statements. On April 8, 2020, Amendment No. 3 to the LSA was executed to extend the maturity of the Tranche A Loan to April 30, 2020. On April 28, 2020, Amendment No. 4 to the LSA was executed to further extend the maturity of the Tranche A Loan to June 30, 2020. All other terms set forth under the original LSA remained unchanged following the amendments.
        The Tranche A and Tranche B Loans represent pre-funding for Gen-4 (Tranche A), Gen-5 (Tranche B), 1200V (Tranche B1) and 1200V technology development for Nexperia. The specific development activities and associated performance milestones are contained within a Statement of Work (“SoW”) between the Company and Nexperia. The SoW may be modified from time to time based upon mutual business interests. This promise to perform the technology development is a good/service provided to a customer in exchange for consideration in the form of the technology development license fees that offset the Tranche A and Tranche B Loans outstanding. The Development Loans are within the scope of ASC 730-20, Research & Development Arrangements, and are recognized as a liability equal to the cash proceeds received.
In relation to the transfer of the Company’s Gen-3 manufacturing process to Nexperia, the Company received $3 million (the first of three tranches) in October 2018, $3 million (the second of three tranches) in April 2019, and $3 million (the third of three tranches) in October 2019. The Company recognized $9.0 million as revenue during 2019 upon the completion and mutual sign off between Nexperia and the Company.
In January 2019, the Company received the $5 million Tranche A Loan. In June 2020, Nexperia agreed that the $5 million Tranche A Loan was permanently satisfied in full in connection with the Company transferring its Gen-4 technology development to Nexperia, at which point the Company recognized $5 million as licensing revenue. In June and July 2019, the Company received the $8 million Tranche B Loan. In December 2019, the Company received the $2 million Tranche B-1 Loan.
The Company received the full $10 million Tranche C Loan under the credit facility during the year ended December 31, 2018. See Note 6 - Debts.

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

        The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table summarizes the Company’s liabilities measured at fair value as of June 30, 2020 and December 31, 2019, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
June 30, 2020
Promissory note	$—	$—	$15,580

December 31, 2019
Promissory note	$—	$—	$16,169

The following table includes the changes in fair value of the promissory note which are Level 3 on the fair value hierarchy (in thousands):

2020
Fair value at January 1,	$16,169
Interest expense accrued	74
Decrease in fair value	(663)
Fair value at June 30,	$15,580

2019
Fair value at January 1,	$15,852
Interest expense accrued	150
Increase in fair value	167
Fair value at December 31,	$16,169
The Company recorded interest expense of $37 thousand for each of the three months ended June 30, 2020 and 2019, and interest expense of $74 thousand for each of the six months ended June 30, 2020 and 2019. Fair value of promissory note increased $1.7 million and $51 thousand for the three months ended June 30, 2020 and 2019, respectively, and fair value of promissory note decreased $663 thousand for the six months ended June 30, 2020 and increased $84 thousand for the six months ended June 30, 2019.
There were no changes to our valuation techniques used to measure assets and liability fair values during the six months ended June 30, 2020 and 2019. The valuation techniques for the items in the table above are as follows:
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
        Significant customers are those that represent 10% or more of revenue or accounts receivable and are set forth in the following table:

	Revenue for the Six Months Ended June 30,		Accounts Receivable As of
	2020	2019	June 30, 2020	December 31, 2019
Customer A	*	15.9%	*	*
Customer B	*	14.2%	*	*
Customer C	78.2%	11.3%	51.2%	60.0%
Customer D	16.8%	43.1%	27.4%	20.4%
* Less than 10% of total
        Customer B and C are related parties and Customer D is a government agency. See Note 11 - Related Party Transactions.

Note 5 - Inventory
        Inventory consists of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	As of
	June 30, 2020	December 31, 2019
Raw materials	$586	$412
Work in process	548	258
Finished goods	208	320
Total	$1,342	$990
An inventory write-off of zero and $162 thousand was recorded for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2019, no inventory write-off was recorded.

Note 6 - Debts
Development Loans
On April 4, 2018, the Company entered into a Loan and Security Agreement (“LSA”) and Development and License Agreement (“DLA”) with Nexperia. The LSA provided for term loans in an aggregate principal amount of up to $15.0 million, which term loans were available in tranches (Tranche A, Tranche B and Tranche B-1) and subject to the satisfaction of specified conditions. The Tranche A Loan of $5.0 million initially was scheduled to mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2020. On April 8, 2020, the maturity of the Tranche A loan was extended to April 30, 2020 and, on April 28, 2020, the maturity of the Tranche A Loan was further extended to June 30, 2020. On June 29, 2020, the Tranche A Loan of $5.0 million was satisfied in full when the Company transferred its Gen-4 technology development to Nexperia. The

Tranche B Loan of $8.0 million and Tranche B-1 Loan of $2.0 million mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2021, subject to extension as provided in the LSA. See Note 2 - Nexperia Arrangement.
As of June 30, 2020 and December 31, 2019, $10.0 million aggregate principal amount of term loans were outstanding under the LSA.
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
        The Tranche C Loan is recorded based on principal $10.0 million and accrued interest (6% interest per annum). The Company recorded interest expense of $152 thousand for each of the three months ended June 30, 2020 and 2019, and interest expense of $304 thousand and $302 thousand for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, the total balance of the revolving credit facility was $10.8 million and $10.5 million, respectively.
Promissory Note
        The Company’s promissory note obligation at June 30, 2020 and December 31, 2019 consists of the following (in thousands):

			Stated Value at
	Interest Rate	Due Date	June 30, 2020	December 31, 2019
Yaskawa Note	1.00%	September 2022	$15,411	$15,336

        Pursuant to ASC 825-10-15-4, the Company elected to apply the fair value option for the promissory note. As of June 30, 2020 and December 31, 2019, the Company determined the fair value for the note, as compared to the face value, including accrued interest, as follows (in thousands):

	Fair Value at
	June 30, 2020	December 31, 2019
Yaskawa Note	$15,580	$16,169

Fair value of promissory note decreased $663 thousand for the six months ended June 30, 2020 and increased $167 thousand for the year ended December 31, 2019.
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
        In connection with its promissory note obligation, the Company recorded interest expense of $37 thousand for each of the three months ended June 30, 2020 and 2019, and interest expense of $74 thousand for each of the six months ended June 30, 2020 and 2019. In accordance with the terms of the promissory note, interest is added to the principal balance and is reflected in the carrying value on the condensed consolidated balance sheet. As of June 30, 2020 and December 31, 2019, accrued interest on the promissory note was $411 thousand and $336 thousand, respectively.
In February 2020, the Company entered into a letter of intent (“LOI”) with Yaskawa that will form the basis for a mutually beneficial cooperation agreement between the Company and Yaskawa to be finalized later in 2020. Under the LOI, Yaskawa intends to enter into a long-term cooperation and development agreement with the Company to use the Company’s GaN power device products for a variety of industrial power conversion applications, which will initially focus on servo motor drive applications. Yaskawa also intends to provide at least $4.0 million to fund the Company’s development activities from which amount Yaskawa intends to provide $1.0 million in 2020 in connection with the ongoing development activities.
        As of June 30, 2020, the scheduled maturity on the development loans, revolving credit facility and promissory note was as follows (in thousands):

Year Ending December 31,	Amount
2020	$10,762
2021	10,000
2022	15,748
Total	$36,510
Note 7 - Investment in Aizu Fujitsu Semiconductor Wafer Solution Limited (“AFSW”)
The Company has 49% interest in AFSW and is a party to a joint venture agreement (the “JVA”) with Fujitsu Semiconductor Limited (“FSL”) the 51% owner of AFSW. AFSW manufactures semiconductor products exclusively for its owners under manufacturing agreements at prices estimated to cover the cost of production. AFSW was determined to be a variable interest entity (“VIE”) as the equity at risk was not believed to be sufficient. AFSW depends on its owners for any additional cash. The Company extended $3.4 million and $2.7 million to AFSW to fund AFSW’s operations for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively. The Company’s known maximum exposure to loss approximated the carrying value of its investment balance, which included the financing. Potential future losses could be higher than the carrying amount of the Company’s investment, as we are liable, along with the other owner, for other future operating costs or obligations of AFSW. In addition, because Transphorm is currently committed to purchasing GaN wafers and production-related services from AFSW at pre-agreed pricing based upon the Company’s second generation products, the Company may be required to purchase products at a higher cost for its newer generation products. Unfunded commitment to AFSW was $1.5 million and $1.7 million as of June 30, 2020 and December 31, 2019, respectively.
On April 1, 2020, FSL exercised its put option under the JVA and notified us that FSL intended to exit the joint venture by selling its 51% interest in AFSW to us. Under the terms of the JVA, the aggregate purchase price for FSL’s interest in AFSW is expected to be one Japanese Yen. While the agreement provides that completion of the transaction shall take place as soon as 60 days from the date of the exercise notice, such transaction will be subject to regulatory approvals in Japan, which we believe will take six to twelve months from the date of the exercise notice to obtain, if such approval is received. For at least one year following the date on which we take over full ownership of AFSW, we have agreed to use our best efforts to maintain and continue the operations of AFSW, which is also synergistic with our own business for securing wafers for our products.
        The Company’ investment activities in AFSW for the six months ended June 30, 2020 and for the year ended December 31, 2019 are summarized below (in thousands):

	For the Six Months Ended June 30, 2020	For the Year Ended December 31, 2019
Beginning balance	$(1,688)	$(659)
Investment	3,427	2,698
Loss	(3,275)	(3,703)
Effect of exchange rate change	(12)	(24)
Ending balance	$(1,548)	$(1,688)

Summarized financial information (unaudited) of AFSW for the periods indicated, as provided by the controlling owner, are as follows (in thousands):

			As of
			June 30, 2020	December 31, 2019
Current assets			$1,827	$3,733
Long-term assets			$5,367	$5,101
Other current liabilities			$2,830	$931
Due to controlling owner			$17,421	$17,913
Due to Transphorm			$9,109	$5,349
Net deficit			$(22,166)	$(15,359)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$538	$3,039	$1,786	$6,251
Gross loss	$(3,148)	$(1,579)	$(5,345)	$(3,167)
Net loss	$(3,789)	$(2,245)	$(6,684)	$(4,545)

Note 8 - Commitments and Contingencies
Commitment with a Government Agency
In connection with a contract with a government agency, the Company entered into a commitment to acquire equipment and services from vendors totaling $6.1 million, all of which is reimbursable. For the three and six months ended June 30, 2020, the Company purchased equipment for approximately $16 thousand and $3.5 million, respectively, and was reimbursed in full by the government agency. As of June 30, 2020, the remaining commitment under the contract to the vendors is approximately $2.2 million.
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

        As of June 30, 2020, future minimum operating lease commitments were as follows (in thousands):

Year Ending December 31,	Amount
2020	$369
2021	571
2022	163
Total	$1,103

The Company recorded rent expense, net of rental income, which includes common area maintenance fees in addition to the base rent, of $195 thousand and $229 thousand for the three months ended June 30, 2020 and 2019, respectively, and $427 thousand and $439 thousand for the six months ended June 30, 2020 and 2019, respectively. Rental income from noncancelable sublease was $45 thousand for each of the three months ended June 30, 2020 and 2019, and $91 thousand for each of the six months ended June 30, 2020 and 2019. As of June 30, 2020, the future minimum rental payments to be received under the noncancelable sublease are $125 thousand through February 2021.
Contingencies
        During the ordinary course of business, the Company may become a party to legal proceedings incidental to its business. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimable. Legal cost is expensed as incurred. The company is not aware of any material legal claims or assessments, although the results of litigation and claims are inherently unpredictable, management believes there was not at least a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies as of June 30, 2020 and through date of this Report.
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
As of June 30, 2020, 750,000,000 shares of common stock are authorized, of which 35,135,520 shares of common stock were issued and outstanding, and 5,000,000 shares of preferred stock are authorized, none of which were issued and outstanding. The Board of Directors has the ability to designate the rights, preferences and privileges for the preferred stock.
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
At June 30, 2020, the Company has reserved shares of common stock for future issuance as follows:

Stock option plans	5,050,000
Common stock warrants	15,461
Total	5,065,461

Common Stock Warrants

        At June 30, 2020, the following warrants to purchase common stock were outstanding:

Number of Shares	Exercise Price	Expiration Date
6,046	$34.74	November 2020
6,046	$34.74	5 years after an initial public offering of the Company
3,369	$54.41	5 years after an initial public offering of the Company
15,461

Note 10 - Stock Option Plans
        The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by Transphorm Technology’s board of directors on February 10, 2020 and Transphorm Technology’s stockholders on February 12, 2020, and became effective on the business day immediately prior to the closing of the Merger. Our stockholders approved the 2020 Plan on February 11, 2020. We assumed the 2020 Plan in connection with the Merger. As of June 30, 2020, there were 2,595,313 shares reserved for issuance and no equity awards outstanding under the 2020 Plan. The 2020 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to our employees and our parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, and performance shares to our employees, directors, and consultants and our parent and subsidiary corporations’ employees and consultants.
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
        The following tables summarize stock option activity and related information for the three and six months ended June 30, 2020 and 2019:

	Number of Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance at April 1, 2020	2,591,909	2,458,091	$4.74	6.58	$—
Options canceled	3,404	(3,404)	$3.51
Balance at June 30, 2020	2,595,313	2,454,687	$4.74	6.33	$—
Exercisable at June 30, 2020		2,251,243	$4.83	6.22	$—

Balance at April 1, 2019	1,653,674	2,371,545	$4.85	7.23	$—
Options granted	(57,926)	57,926	$3.14
Options canceled	87,031	(87,031)	$4.01
Balance at June 30, 2019	1,682,779	2,342,440	$4.84	7.16	$—
Exercisable at June 30, 2019		1,865,066	$5.00	7.01	$—

	Number of Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance at January 1, 2020	1,550,628	2,473,130	$4.67	6.84	$—
Options authorized	1,029,588	—	$—
Options exercised	—	(3,346)	$3.76
Options canceled	15,097	(15,097)	$4.17
Balance at June 30, 2020	2,595,313	2,454,687	$4.74	6.33	$—
Exercisable at June 30, 2020		2,251,243	$4.83	6.22	$—

Balance at January 1, 2019	1,648,039	2,377,180	$4.83	7.46	$—
Options granted	(57,926)	57,926	$3.14
Options canceled	92,666	(92,666)	$4.34
Balance at June 30, 2019	1,682,779	2,342,440	$4.84	7.16	$—
Exercisable at June 30, 2019		1,865,066	$5.00	7.01	$—

As of June 30, 2020 and 2019, there was $224 thousand and $609 thousand, respectively, of unrecognized stock-based compensation cost related to stock options granted to employees under the 2007 Plan and the 2015 Plan. As of June 30, 2020 and 2019, the unrecognized compensation cost is expected to be recognized over an estimated weighted average amortization period of 1.0 year and 1.5 years, respectively.

        The accompanying condensed consolidated statement of operations and comprehensive loss includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$11	$10	$26	$20
Research and development	40	43	86	86
Sales and marketing	5	7	12	16
General and administrative	48	77	112	154
Total	$104	$137	$236	$276

Note 11 - Related Party Transactions
During the three months ended June 30, 2020, the Company entered into the following related party transactions:
•Recorded $56 thousand in cost of goods sold for services, recorded research and development expense of $408 thousand, of which $231 thousand was reimbursable, and recorded $15 thousand in payroll related cost from the joint venture with AFSW;
•Sold $27 thousand of products to non-controlling stockholders of the Company and incurred $50 thousand of license maintenance fee from a non-controlling stockholder of the Company; and
•Recorded $5.1 million in license fee income, recorded $38 thousand of reimbursements in license maintenance fee, recorded $151 thousand in interest expense, recorded $231 thousand reimbursement for research and development, and sold $359 thousand of products to a stockholder and noteholder of the Company. See Note 2 - Nexperia Arrangement.
During the six months ended June 30, 2020, the Company entered into the following related party transactions:
•Recorded $167 thousand in cost of goods sold for services, recorded research and development expense of $653 thousand, of which $408 thousand was reimbursable, recorded $84 thousand in other expense for commitment for services, and recorded $1 thousand in payroll related cost from the joint venture with AFSW;
•Sold $40 thousand of products to non-controlling stockholders of the Company and incurred $100 thousand of license maintenance fee from a non-controlling stockholder of the Company; and
•Recorded $5.1 million in license fee income, recorded $75 thousand of reimbursements in license maintenance fee, recorded $303 thousand in interest expense, recorded $408 thousand reimbursement for research and development, and sold $703 thousand of products to a stockholder and noteholder of the Company. See Note 2 - Nexperia Arrangement.
As of June 30, 2020, total due from related parties was $10.0 million, consisting of $9.3 million due from the joint venture with AFSW, $20 thousand accounts receivable from non-controlling stockholders of the Company, and $394 thousand accounts receivable and $230 thousand other receivable from a stockholder and noteholder of the Company. As of June 30, 2020, total accounts payable to related parties was $213 thousand to the joint venture with AFSW.

During the three months ended June 30, 2019, the Company entered into the following related party transactions:
•Recorded $39 thousand in cost of goods sold for services, recorded research and development expense of $71 thousand, recorded $111 thousand in other expense for commitment for services, and incurred $10 thousand for employees and their benefits seconded from the joint venture with AFSW;
•Sold $37 thousand of products to non-controlling stockholders of the Company, incurred $50 thousand of license maintenance fee to non-controlling stockholder, and incurred $1 thousand for employees and their related benefits seconded from a non-controlling stockholder of the Company; and
•Recorded $37 thousand of reimbursements in license maintenance fee, recorded $152 thousand in interest expense and sold $109 thousand of products to a stockholder and noteholder of the Company. See Note 2- Nexperia Arrangement.
During the six months ended June 30, 2019, the Company entered into the following related party transactions:
•Recorded $98 thousand in cost of goods sold for services, recorded research and development expense of $203 thousand, recorded $129 thousand in other expense for commitment for services, and incurred $15 thousand for employees and their benefits seconded from the joint venture with AFSW;
•Sold $158 thousand of products to non-controlling stockholders of the Company, incurred $100 thousand of license maintenance fee to non-controlling stockholder, and incurred $21 thousand for employees and their related benefits seconded from a non-controlling stockholder of the Company; and
•Recorded $75 thousand of reimbursements in license maintenance fee, recorded $302 thousand in interest expense and sold $115 thousand of products to a stockholder and noteholder of the Company. See Note 2- Nexperia Arrangement.
        As of December 31, 2019, total due from related parties was $5.8 million, consisting of $5.3 million due from the joint venture with AFSW, $38 thousand accounts receivable from non-controlling stockholders of the Company and $426 thousand accounts receivable from a stockholder and noteholder of the Company. As of December 31, 2019, total accounts payable due to related parties was $272 thousand to non-controlling stockholders of the Company.

Note 12 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q. Other than as discussed elsewhere in these Notes to Unaudited Condensed Consolidated Financial Statements, there have been no occurrences of subsequent events that would require disclosure in this Form 10-Q for the quarterly period ended June 30, 2020, or would be required to be recognized in the unaudited condensed consolidated financial statements as of June 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated interim financial statements and the related notes and other financial information included in this Report. Management’s Discussion is designed to provide an understanding of our operations and financial performance and should be read in conjunction with the audited financial statements and notes included in the Company’s Form 8-K/A filed on March 31, 2020. The balance sheet as of December 31, 2019 is derived from audited financial statements. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Note Regarding Forward-Looking Statements” elsewhere in this Report. You should review the disclosure under the heading “Risk Factors” in this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.
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
We received our first product order “in volume” (e.g., greater than ten thousand units) for our Gen-2-based TO247 products in January 2018. We introduced our Gen-3 products in June 2018. Also in 2018, we were awarded a contract from the U.S. Navy to become a supplier for GaN epiwafer products for use by the U.S. Department of Defense. In the fourth quarter of 2019, we recognized $9.0 million of licensing revenue through our first outbound licensing deal with Nexperia B.V. (“Nexperia”). In the second quarter of 2020, we recognized $5.0 million of licensing revenue from Nexperia related to funding Gen-4 technology development.
Since our inception we have devoted substantial resources to the research and development of GaN power devices and the protection and enhancement of our intellectual property and have incurred significant operating losses. Our net loss was $2.3 million and $5.9 million for the three months ended June 30, 2020 and 2019, respectively, and $6.5 million and $12.3 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, our accumulated deficit was $150.4 million. Substantially all of our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.
To date, our revenue has been significantly lower than our expenses. Our revenue was $6.3 million, of which $5.5 million was from related parties, and $488 thousand, of which $146 thousand was from related parties, for the three months ended June 30, 2020 and 2019, respectively. Our revenue was $7.4 million, of which $5.9 million was from related parties, and $1.0 million, of which $274 thousand was from related parties, for the six months ended June 30, 2020 and 2019, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our expenses will increase in connection with our ongoing activities as we:
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
        At the Effective Time, (i) each share of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive (a) 0.08289152527 shares of our common stock (in the case of shares held by accredited investors) or (b) $4.00 multiplied by the Common Stock Conversion Ratio (in the case of shares held by unaccredited investors), with the actual number of shares of our common stock issued to the former holders of Transphorm Technology’s common stock equal to 4,171,571, (ii) 51,680,254 shares of Transphorm Technology’s Series 1 preferred stock issued and outstanding immediately prior to the closing of the Merger were converted into 12,433,953 shares of our common stock, (iii) 38,760,190 shares of Transphorm Technology’s Series 2 preferred stock issued and outstanding immediately prior to the closing of the Merger were converted into 7,499,996 shares of our common stock, and (iv) 31,850,304 shares of Transphorm Technology’s Series 3 preferred stock issued and outstanding immediately prior to the closing of the Merger were converted into 4,000,000 shares of our common stock. As a result, 28,105,520 shares of our common stock were issued to the former holders of Transphorm Technology’s issued and outstanding capital stock after adjustments due to rounding for fractional shares. Immediately prior to the Effective Time, an aggregate of 682,699 shares of our common stock, owned by the stockholders of Peninsula Acquisition Corporation prior to the Merger, were forfeited and cancelled.
        In addition, pursuant to the Merger Agreement, (i) options to purchase 29,703,285 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger under Transphorm Technology’s 2007 Stock Plan and 2015 Equity Incentive Plan were assumed and converted into options to purchase 2,461,923 shares of our common stock, (ii) warrants to purchase 186,535 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed, amended and converted into warrants to purchase 15,461 shares of our common stock, and (iii) Transphorm Technology’s outstanding convertible promissory note was amended to be convertible, at the option of the holder, into shares of our common stock at a conversion price of $5.12 per share, with 3,076,171 being the maximum number of shares of our common stock issuable upon conversion of the convertible promissory note. As of June 30, 2020, there was $15.0 million of principal and $411 thousand of accrued and unpaid interest outstanding on the convertible promissory note.
        As discussed in Note 9 - Stockholders’ Equity to the condensed consolidated financial statements, all per share and share amounts for the three and six months ended June 30, 2020 and year ended December 31, 2019 have been retroactively adjusted to reflect the effect of the Merger.
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
        Tax Expense
        Tax expense consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business.
Results of Operations
        The following table sets forth our historical condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	Percentage
Revenue, net	$6,329	$488	$5,841	1,196.9%
Operating expenses:
Cost of goods sold	1,248	1,182	66	5.6%
Research and development	1,594	2,022	(428)	(21.2)%
Sales and marketing	528	675	(147)	(21.8)%
General and administrative	2,058	1,494	564	37.8%
Total operating expenses	5,428	5,373	55	1.0%
Income (loss) from operations	901	(4,885)	5,786	(118.4)%
Interest expense	189	189	—	—%
Loss in joint venture	1,856	1,100	756	68.7%
Changes in fair value of promissory note	1,658	51	1,607	3151.0%
Other income, net	(532)	(324)	(208)	64.2%
Loss before tax expense	(2,270)	(5,901)	3,631	(61.5)%
Tax expense	—	—	—	—%
Net loss	$(2,270)	$(5,901)	$3,631	(61.5)%

Revenue increased $5.8 million, or 1,196.9 percent, to $6.3 million for the three months ended June 30, 2020 from $488 thousand for the same period in 2019. The increase is due primarily to $5.1 million of licensing revenue from Nexperia related to funding Gen-4 technology development and $660 thousand in government contract revenue with the U.S. Navy for the three months ended June 30, 2020.

        Operating expenses increased $55 thousand, or 1.0 percent, to $5.4 million for the three months ended June 30, 2020 from $5.4 million for the same period in 2019, due primarily to a $564 thousand increase in general and administrative expense, offset by a $428 thousand decrease in research and development expense and a $147 thousand decrease in sales and marketing expense.

Cost of goods sold increased $66 thousand, or 5.6 percent, to $1.2 million for the three months ended June 30, 2020 compared with $1.2 million for the same period in 2019, due primarily to an increase in revenue.

        Research and development expense decreased $428 thousand, or 21.2 percent, to $1.6 million for the three months ended June 30, 2020 from $2.0 million for the same period in 2019, due primarily to an increase in government revenue for which research and development expense was recognized in cost of goods sold.
        Sales and marketing expense decreased $147 thousand, or 21.8 percent, to $528 thousand for the three months ended June 30, 2020 from $675 thousand for the same period in 2019, due primarily to a decrease in costs relating to salaries and employee benefits resulting from a reduced number of employees and a decrease in travel costs due to COVID-19 related travel restrictions.
        General and administrative expense increased $564 thousand, or 37.8 percent, to $2.1 million for the three months ended June 30, 2020 from $1.5 million for the same period in 2019, due primarily to increases in legal, compliance and insurance costs related to the requirements of being a public company.
        Interest expense of $189 thousand for the three months ended June 30, 2020 consists of $152 thousand for our revolving credit facility with Nexperia and $37 thousand for our note payable to Yaskawa. Interest expense of $189 thousand for the three months ended June 30, 2019 consists of $152 thousand for our revolving credit facility and $37 thousand for our note payable to Yaskawa.
        Loss in joint venture increased $756 thousand, or 68.7 percent, to $1.9 million for the three months ended June 30, 2020 from $1.1 million for the same period in 2019, due primarily to an increased loss resulting from decreased utilization of the AFSW fabrication facility.
        Changes in fair value of promissory note were a $1.7 million loss and a $51 thousand loss for the three months ended June 30, 2020 and 2019, respectively.
        Other income, net of other expenses, increased $208 thousand, or 64.2 percent, to $532 thousand for the three months ended June 30, 2020 from $324 thousand for the same period in 2019, due primarily to a $221 thousand increase in renting a component of our research and development facility.
        Net loss decreased $3.6 million, or 61.5 percent, to $2.3 million for the three months ended June 30, 2020 from $5.9 million for the same period in 2019. The decrease was attributable primarily to a $5.8 million increase in revenue and a $428 thousand decrease in research and development, offset primarily by a $1.6 million negative change in fair value of promissory note, a $756 thousand increase in loss in joint venture and a $564 thousand increase in general and administrative expense.

The following table sets forth our historical condensed consolidated statements of operations data for the periods indicated (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	Percentage
Revenue, net	$7,429	$1,017	$6,412	630.5%
Operating expenses:
Cost of goods sold	2,703	2,586	117	4.5%
Research and development	3,060	4,204	(1,144)	(27.2)%
Sales and marketing	1,046	1,526	(480)	(31.5)%
General and administrative	5,150	2,745	2,405	87.6%
Total operating expenses	11,959	11,061	898	8.1%
Loss from operations	(4,530)	(10,044)	5,514	(54.9)%
Interest expense	378	376	2	0.5%
Loss in joint venture	3,275	2,227	1,048	47.1%
Changes in fair value of promissory note	(663)	84	(747)	(889.3)%
Other income, net	(1,063)	(460)	(603)	131.1%
Loss before tax expense	(6,457)	(12,271)	5,814	(47.4)%
Tax expense	—	—	—	—%
Net loss	$(6,457)	$(12,271)	$5,814	(47.4)%

Revenue increased $6.4 million, or 630.5 percent, to $7.4 million for the six months ended June 30, 2020 from $1.0 million for the same period in 2019. The increase is due primarily to $5.1 million of licensing revenue from Nexperia related to funding Gen-4 technology development and $1.2 million in government contract revenue with the U.S. Navy for the six months ended June 30, 2020.
        Operating expenses increased $0.9 million, or 8.1 percent, to $12.0 million for the six months ended June 30, 2020 from $11.1 million for the same period in 2019, due primarily to a $2.4 million increase in general and administrative expense, offset by a $1.1 million decrease in research and development expense and a $480 thousand decrease in sales and marketing expense.

Cost of goods sold increased $117 thousand, or 4.5 percent, to $2.7 million for the six months ended June 30, 2020 compared with $2.6 million for the same period in 2019 due primarily to an increase in revenue.
        Research and development expense decreased $1.1 million, or 27.2 percent, to $3.1 million for the six months ended June 30, 2020 from $4.2 million for the same period in 2019, due primarily to an increase in government revenue for which research and development expense was recognized in cost of goods sold.
        Sales and marketing expense decreased $480 thousand, or 31.5 percent, to $1.0 million for the six months ended June 30, 2020 from $1.5 million for the same period in 2019, due primarily to a decrease in costs related to salaries and employee benefits resulting from a reduced number of employees and a decrease in travel costs due to COVID-19 related travel restrictions.
        General and administrative expense increased $2.4 million, or 87.6 percent, to $5.2 million for the six months ended June 30, 2020 from $2.7 million for the same period in 2019, due primarily to an increase in legal and compliance costs related to the Merger and the Private Placement and an increase in legal, compliance and insurance costs related to the requirements of being a public company.

        Interest expense of $378 thousand for the six months ended June 30, 2020 consists of $304 thousand for our revolving credit facility with Nexperia and $74 thousand for our note payable to Yaskawa. Interest expense of $376 thousand for the six months ended June 30, 2019 consists of $302 thousand for our revolving credit facility and $74 thousand for our note payable to Yaskawa.
        Loss in joint venture increased $1.0 million, or 47.1 percent, to $3.3 million for the six months ended June 30, 2020 from $2.2 million for the same period in 2019, due primarily to an increased loss resulting from the decreased utilization of the AFSW fabrication facility.
        Changes in fair value of promissory note were a $663 thousand gain and a $84 thousand loss for the six months ended June 30, 2020 and 2019, respectively.
        Other income, net of other expenses, increased $603 thousand, or 131.1 percent, to $1.1 million for the six months ended June 30, 2020 from $460 thousand for the same period in 2019, due primarily to a $612 thousand increase in renting a component of our research and development facility.
        Net loss decreased $5.8 million, or 47.4 percent, to $6.5 million for the six months ended June 30, 2020 from $12.3 million for the same period in 2019. The decrease was attributable primarily to a $6.4 million increase in revenue, a $1.1 million decrease in research and development expense and a $603 thousand increase in other income, net, offset primarily by a $2.4 million increase in general and administrative expense and a $1.0 million increase in loss in joint venture.
Liquidity and Capital Resources
As of June 30, 2020, we had cash on hand of $9.4 million, other current assets of $3.9 million and current liabilities of $25.5 million, resulting in negative working capital of $12.2 million. As of June 30, 2020, the negative working capital included development loans of $10.0 million and revolving credit facility, including accrued interest, of $10.8 million.
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
        We plan to raise additional working capital to fund operations through the issuance of stock to investors, license of intellectual property and/or issuance of notes payable. In February 2020, we sold an aggregate of 5,380,000 shares of our common stock at a purchase price of $4.00 per share in a private placement. We believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans through at least December 2020.
        However, our ability to continue as a going concern after December 2020 (or earlier if our cash needs change, including for the reasons set forth in this Report) is dependent on our ability to raise significant additional capital to fund operating losses until we are able to generate liquidity from our business operations, as well as other factors such as developments regarding ASFW. To the extent sufficient financing is not available, we may not be able to develop, or may be delayed in developing, our offerings and meeting our obligations, and we may not be able to continue our operations. We will continue to evaluate our projected expenditures relative to our available cash and evaluate financing alternatives in order to satisfy our working capital and other cash requirements.
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
Our future capital requirements after December 2020 (or earlier if our cash needs change, including for the reasons set forth in the Report) will depend on many factors including our revenue growth rate, billing frequency, the impact of COVID-19, the timing and extent of spending to support further sales and marketing and research and development efforts, whether we are able to extend the maturity date of loans under the LSA with Nexperia and whether Yaskawa will elect to convert its convertible promissory note into our common stock in lieu of repayment. The future impact of COVID-19 cannot be predicted with certainty and may make it more difficult or preclude us from raising additional capital, increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity. Our obligations in connection with AFSW will also impact our capital requirements. FSL’s exercise of its put option and our consequent obligation to become the sole owner of AFSW (assuming regulatory approvals are obtained) will substantially increase our operating expenses and cash requirements, including as a result of our agreement to use our best efforts to maintain and continue the operations of AFSW for at least one year following the date on which we take over full ownership of AFSW. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We will require additional equity or debt financing, which we may not be able to raise on terms acceptable to us or at all. If we are unable to raise additional capital when required, our business, results of operations and financial condition would be materially and adversely affected, or we may need to cease operations altogether.

Cash Flows
        As of June 30, 2020, our cash and cash equivalents were $9.4 million. The following table shows a summary of our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,		(Decrease) Increase
	2020	2019
Net cash (used in) provided by:
Operating activities	$(9,512)	$(6,466)	$(3,046)
Investing activities	(3,449)	(1,219)	(2,230)
Financing activities	19,498	9,000	10,498
Decrease in cash and cash equivalents excluding effect of foreign exchange rate changes	$6,537	$1,315	$5,222

Operating Activities
        Net cash used in operating activities was $9.5 million and $6.5 million for the six months ended June 30, 2020 and 2019, respectively. The decrease of $3.0 million was attributable primarily to a $5.0 million decrease in non-cash licensing revenue from a related party, a $2.8 million decrease in deferred revenue and a $1.1 million decrease in prepaid expenses and other current assets, offset primarily by a $5.8 million decrease in net loss for the six months ended June 30, 2020.
        Investing Activities
        Net cash used in investing activities was $3.4 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively. The decrease of $2.2 million was primarily to a $2.3 million decrease in investment in joint venture.
        Financing Activities
        Net cash provided by financing activities was $19.5 million and $9.0 million for the six months ended June 30, 2020 and 2019, respectively. Net cash provided by financing activities during the six months ended June 30, 2020 relates to aggregate net proceeds of $19.7 million from the closings of the Private Placement. Net cash provided by financing activities during the six months ended June 30, 2019 relates to net proceeds of $9.0 million from our development loan with Nexperia.
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
        The Tranche A Loan was scheduled to mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2020, which was subsequently extended to June 30, 2020. In June 2020, the $5.0 million Tranche A Loan was satisfied in full upon the Company’s transfer of its Gen-4 technology development to Nexperia, at which point the Company recognized $5.0 million as licensing revenue. The Tranche B Loan and Tranche B-1 Loans mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2021, subject to extension as provided in the LSA. The Tranche C commitments terminate, and the Tranche C Loans mature, on April 4, 2021.
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
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business to the contractual obligations described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, except for a reduction of $5.0 million in our development loans due within one year of March 31, 2020.
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
Management has engaged outside resources with expertise in internal controls to assist in the remediation of both material weaknesses.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
        Since our inception in 2007, we have generated minimal revenue and substantial net losses as we have devoted our resources to the development of our technology, and our business model has not been proven. As of June 30, 2020, we had an accumulated deficit of $150.4 million. For the six months ended June 30, 2020 and 2019, our net loss was $6.5 million and $12.3 million, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in our infrastructure and research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses or obtain additional contracts from the federal government. Our revenue growth may be slower than anticipated or our revenue may decline for a number of other reasons, including slower growth of, or reduced demand for, gallium nitride (GaN) power management solutions, increased competition, or any failure to capitalize on growth opportunities. If we are unable to generate sufficient revenue, we may never become profitable or be able to maintain any future profitability. If this were to occur, our stockholders could lose all or part of their investment.
Our ability to continue as a going concern will depend on us being able to raise significant additional capital to fund our operations, which may be unavailable on attractive terms, if at all, and could dilute your investment.
As of June 30, 2020, our recurring operating losses and our current operating plans raise substantial doubt about our ability to continue as a going concern through at least December 2020. Our independent registered public accounting firm issued their audit report, on the years ended December 31, 2019 and 2018, which included an explanatory paragraph as to our ability to continue as a going concern. While we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans through at least December 2020, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate.

For example, we are party to a joint venture agreement with Fujitsu Semiconductor Limited (“FSL”) for the ownership and operations of Aizu Fujitsu Semiconductor Wafer Solutions (“AFSW”), a wafer fabrication facility located in Aizu Wakamatsu, Japan. We currently hold a 49% interest in AFSW. For as long as we have had an ownership interest in AFSW, it has operated at a loss. The unaudited operating losses incurred by AFSW over the 12-month periods ended June 30, 2019 and June 30, 2020 were approximately $8.2 million and $9.7 million, respectively. Such losses reflect shortfall payments of $173 thousand and $510 thousand received by AFSW in 2019 and 2020, respectively, from us and from FSL in aggregate. We expect that these payments from us and from FSL will not continue to be paid in the future. On April 1, 2020, FSL exercised its put option under the joint venture agreement and notified us that FSL intended to exit the joint venture by selling its 51% interest in AFSW to us. Under the terms of the joint venture agreement, the aggregate purchase price for FSL’s interest in AFSW is expected to be one Japanese Yen. While the joint venture agreement with FSL provides that completion of the transaction shall take place as soon as 60 days from the date of the exercise notice, we expect such transaction will be subject to regulatory and other approvals in Japan that we believe will take six to 12 months to obtain, if such approval is received. If we become the sole owner of AFSW and it continues to operate at a loss at such time (which we currently expect to be the case), our cash flows would be significantly negatively impacted. In addition, for at least one year following the date on which we take over full ownership of AFSW, we have agreed to use our best efforts to maintain and continue the operations of AFSW, which would continue to negatively affect our cash flow. We are currently exploring the possibility of inviting one or more third parties to be a partner in AFSW. Based on our current and future cash flow requirements and business needs at that time, we expect that by the time we have to take full ownership of AFSW, we may have to also consider other options including but not limited to raising more capital, selling AFSW to a third party, or moving our GaN production elsewhere and ceasing operations at AFSW. The ongoing COVID-19 pandemic may negatively impact or slow down any efforts by us to secure a partner or additional business for AFSW.

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
We are also party to a loan and security agreement (the “LSA”) with Nexperia B.V. (“Nexperia”), pursuant to which we have outstanding term loans in an aggregate principal amount of $10.0 million, separated into tranches for pre-funded projects, and a $10.0 million revolving loan which bears 6% annual interest. The term loans mature on March 31, 2021 and the revolving loan matures on April 4, 2021. If we are not able to complete the milestones under the term loans, or extend the maturity dates of or otherwise amend the terms of the term or revolving loans, our cash resources and our ability to continue as a going concern will be significantly affected.

        Our ability to continue as a going concern will depend on us being able to raise significant additional capital to fund our operations and achieve our business objectives, as we do not expect to generate material revenue in the short-term. The future impact of COVID-19 cannot be predicted with certainty and may make it more difficult or preclude us from raising additional capital, increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity. We will be required to engage in equity or debt financings to secure additional funds. If we close one or more additional equity or convertible debt financings, our stockholders may experience significant dilution of their ownership interests, the rights given to new equityholders may be superior to those of our common stockholders and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to run our business or incur additional indebtedness. The debt financing could also contain restrictive covenants that may impact how we run our business and could result in the loan being paid back in full immediately if we are in non-compliance. In addition, if we are unable to raise additional capital when needed or on acceptable terms, we may not be able to, among other things:
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
The effects of health epidemics or pandemic could materially affect our operations globally, including at our headquarters in California and at our subsidiaries in Japan. For example, the coronavirus (“COVID-19”) pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. The COVID-19 pandemic continues to impact our business and has adversely disrupted and will further disrupt the operations at certain of our customers, partners, suppliers and other third-party providers for an uncertain period of time, including as a result of travel restrictions, adverse effects on budget planning processes, business deterioration, and/or business shutdowns, all of which has impacted our business and results of operations. Some of our customers have experienced delays in their internal development programs and design cycles with our GaN products due to the effects of COVID-19,which have led to postponements of their orders of our products and postponements of determinations that our products will be used in their designs for new products under development with corresponding delays in their market introduction and our revenues. The pandemic has also led to expected delays for certain milestones in our development projects that are due in 2021. Our billings under our contract with the U.S. Navy may be lower than originally expected as a result of the pandemic.
We have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate. We are requiring all of our employees to work remotely unless they cannot perform their essential functions remotely, and have also suspended all non-essential travel for our employees. While many of our employees are accustomed to working remotely or working with other remote employees, much of our workforce has not historically been remote. Our employees and consultants typically travel frequently to establish and maintain relationships with one another, our customers and prospective customers, partners, and investors. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, temporarily suspending travel and restricting the ability to do business in person has impacted our customer success efforts, sales and marketing efforts, and may challenge our ability to enter into customer contracts or maintain or enter into new partnerships in a timely manner, slow down our recruiting efforts, or create operational or other challenges, any of which could harm our business, financial condition and results of operations. Furthermore, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, not possible, for us to continue our business for a substantial period of time.
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
        Our future success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key employees throughout our organization. The loss of one or more members of our management team or other key employees could materially impact our sales or our research and development programs and materially harm our business, financial condition, results of operations and prospects. We do not maintain key person life insurance policies on any of our management team members or key employees. Competition for highly skilled personnel is intense. We may not be successful in attracting or retaining qualified personnel to fulfill our current or future needs. For positions in our offices near Santa Barbara, California in particular, we may experience challenges hiring new and mid-level employees in part due to the high local housing costs. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all.
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
        Our multi-year contracts signed with the U.S. federal government are generally subject to annual fiscal funding approval and may be renegotiated or terminated at the discretion of the government. Termination, renegotiation or the lack of funding approval for a contract could adversely affect our sales, revenue and reputation. Additionally, our government contracts are generally subject to requirements that are not typically present in commercial contracts, such as various Federal Acquisition Regulation or Defense Federal Acquisition Regulation clauses. These clauses place certain requirements upon us such as compliance with equal opportunity employment, safeguarding of contractor information systems, executive compensation restrictions and reporting of certain lobbying activities. Government contracts are also subject to audits and investigations. Failure to meet contractual requirements could result in various civil and criminal actions and penalties, and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government, any of which could materially adversely affect our business, financial condition and results of operations.
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
        We have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2018, we identified certain deficiencies relating to our internal control over financial reporting that constitute material weaknesses under standards established by the PCAOB. As of December 31, 2019 and June 30, 2020, these material weaknesses continued to exist. Accordingly, we were not able to assert that our internal control over financial reporting was effective as of December 31, 2019. The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. We identified a material weakness related to the fact that certain members of our finance team and personnel are able to operate across a number of different functions and have user access that gives rise to segregation of duties risks in connection with our information technology infrastructure. Access to systems has subsequently been restricted and access will be managed by independent personnel. The other material weakness relates to a lack of evidence to support review work and oversight procedures. Formal review processes and meetings are being introduced in addition to the creation of a specific role in the finance team to review documentation and prepare evidence of such review. These material weaknesses have a pervasive impact on various activity level and financial reporting cycles. We will need to take additional measures to fully remediate these deficiencies. The measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issue identified, (2) ensure that our internal controls are effective, or (3) ensure that the identified material weaknesses or other material weaknesses will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in SEC rules and forms will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.
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
        We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”), and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. The Merger, our prior equity offerings and other changes in our stock ownership may have resulted in ownership changes. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently passed the 2020 Budget Act, which temporarily suspends the use of NOLs and limits the utilization of the research credit to $5 million annually for 2020, 2021 and 2022.
Risks Related to Our Common Stock
We are an “emerging growth company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
        We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements in this Report. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of June 30 of any year or if we have total annual gross revenue of $1.07 billion or more during any fiscal year, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market, if any, for our common stock and our share price may be more volatile.
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
        As of July 15, 2020, KKR Phorm Investors L.P. (“Phorm”), an entity owned by investment funds advised by Kohlberg Kravis Roberts & Co. L.P., beneficially owned approximately 60.3% of our outstanding common stock. As a result, we may be a controlled company within the meaning of the Nasdaq or NYSE corporate governance standards, if we eventually list on the applicable exchange. Under Nasdaq rules, for example, a controlled company may elect not to comply with certain corporate governance requirements of the Nasdaq, including the requirements that:
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

Our common stock recently commenced trading on the OTCQB instead of a national stock exchange, which may make it more difficult for stockholders to sell their shares.
Our common stock is currently quoted on the OTC Market Group’s OTCQB Market quotation system under the ticker symbol “TGAN.” The OTCQB are regulated quotation services that display real-time quotes, last sale prices and volume limitations in over-the-counter securities. Trading in shares quoted on the OTCQB is often thin, meaning that the number of persons interested in purchasing stock at or near bid prices at any given time may be relatively small or non-existent, and characterized by volatility in trading prices. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume and market conditions. As a result, there may be wide fluctuations in the market price of the shares of our common stock for reasons unrelated to operating performance, and this volatility, when it occurs, may have a negative effect on the market price of our common stock. Moreover, the OTCQB is not a stock exchange, and trading of securities on it is often more sporadic than the trading of securities listed on a national quotation system or stock exchange. Accordingly, our stockholders may not be able to realize a fair price for their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves. In addition, the stock markets in general, including in the industry in which we operate, have experienced extreme volatility, particularly due to the COVID-19 pandemic, that has, in some cases, been unrelated to the operating performance of the issuer. Accordingly, these broad market and industry factors may also seriously harm the market price of our common stock, regardless of our operating performance.
Our common stock may not be eligible for listing or quotation on any securities exchange.
        We do not currently meet the initial quantitative listing standards of any national securities exchange and we may never be able to satisfy the listing requirements for our common stock to be listed on a national securities exchange, which is often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.
The designation of our common stock as a “penny stock” would limit the liquidity of our common stock.
        Our common stock may be deemed a “penny stock” (as that term is defined under Rule 3a51-1 of the Exchange Act). Generally, “penny stock” is common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers and investors choose not to participate in penny stock transactions, which may result in further liquidity constraints and declines in the trading price of our common stock. Because of the penny stock rules, there may be less trading activity in penny stocks in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares.
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
        The Financial Industry Regulatory Authority (“FINRA”) has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock. This could also make it more difficult for us to raise capital.
Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.
Pursuant to the registration rights agreement we entered into with certain holders of our common stock issued in connection with the Private Placement and the Merger or held by our pre-Merger stockholders, we agreed, at our expense, to prepare and file a registration statement with the SEC registering the resale of up to 38,227,152 shares of our common stock. Such registration statement, which was declared effective by the SEC on June 19, 2020, permits the resale of these shares at any time for up to three years following its effective date. The resale, or expected or potential resale, of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, we expect that, because all of our outstanding shares of common stock and shares underlying outstanding warrants and a convertible note are registered pursuant to the registration statement, selling stockholders will continue to offer shares covered by such registration statement in significant amounts and for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the registration statement may continue for an extended period of time, and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.
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
        As of July 15, 2020, Phorm, our largest stockholder, beneficially owned approximately 60.3% of our common stock, and our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 73.0% of our common stock. As a result, these stockholders, acting together, or Phorm individually, have the ability to significantly impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together or Phorm individually, have the ability to significantly impact the management and affairs of our company. The interests of these stockholders may not be the same as or may even conflict with your interests. The concentration of ownership might decrease the market price of our common stock by:
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
Anti-takeover provisions included in our charter documents could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.
        Provisions in our amended and restated certificate of incorporation and in our amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders from and after the date that Phorm beneficially owns less than a majority of our outstanding shares of common stock, supermajority voting requirements to amend certain provisions of our certificate of incorporation and bylaws from and after the date that Phorm beneficially owns less than a majority of our outstanding shares of common stock, and the ability of our board of directors to issue preferred stock without stockholder approval. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then-current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management. In addition, we have opted out of the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which generally prohibit a Delaware corporation from engaging in any of a broad range of business combinations with any interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder. However, our amended and restated certificate of incorporation provides substantially the same limitations as are set forth in Section 203 but also provides that Phorm and its affiliates and any of their direct or indirect transferees and any group as to which such persons are a party do not constitute interested stockholders for purposes of this provision.
Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
        Our bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholder officers or other employees to us or our stockholders, any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein and the claim not being one which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or for which the Court of Chancery does not have subject matter jurisdiction. Furthermore, our bylaws provide that, unless we consent in writing to an alternative forum, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person purchasing or otherwise acquiring any interest in any shares of our common stock shall be deemed to have notice of and to have consented to this provision of bylaws. This choice of forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable

Item 5.  Other Information
On July 13, 2020, KKR Phorm Investors L.P. (“Phorm”) entered into a lock-up agreement (the “July 2020 Lock-Up Agreement”) with the Company on substantially the same terms as the lock-up agreement previously entered into in February 2020, that extended the lock-up period applicable to Phorm through June 30, 2021, except with the Company’s prior written consent.

The above description is qualified in its entirety by the text of the July 2020 Lock-Up Agreement, a copy of which is filed as Exhibit 10.3 to this Report.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Form	Incorporated by Reference Exhibit No.	Filing Date	SEC File No.
3.1	Amended and Restated Certificate of Incorporation of the Registrant	X
3.2	Amended and Restated Bylaws of the Registrant		8-K	3.1	June 3, 2020	000-55832
4.1	Amendment to Registration Rights Agreement		10-Q	4.1.1	May 14, 2020	000-55832
10.1	Amendment No. 3 to Loan and Security Agreement, dated April 8, 2020, between Transphorm Technology and Nexperia		10-Q	10.14.4	May 14, 2020	000-55832
10.2	Amendment No. 4 to Loan and Security Agreement, dated April 28, 2020, between Transphorm Technology and Nexperia		10-Q	10.14.5	May 14, 2020	000-55832
10.3	Lock-Up Agreement, effective July 13, 2020, between the Company and KKR Phorm Investors L.P.	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned,thereunto duly authorized.

Transphorm, Inc.

Date:	August 11, 2020	By:	/s/ Mario Rivas
Mario Rivas
Chief Executive Officer
(principal executive officer)

		By:	/s/ Cameron McAulay
Cameron McAulary
Chief Financial Officer
(principal financial and accounting officer)