Form 10-Q
period 2020-09-30
Transphorm, Inc.
filed 2020-11-12
CIK 1715768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2020, there were 35,266,496 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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
•our ability to raise additional funds to continue to operate our business, including our joint venture wafer fabrication facility located in Aizu Wakamatsu, Japan, and to satisfy our obligations under our agreements with our lenders;
•our costs in meeting our contractual obligations, including the cash flow impact of purchasing the remaining interest in our joint venture wafer fabrication facility and operating such facility, and our ability to maintain our contracts for their expected durations;
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
•the timing and success of product releases by us and our customers;
•our ability to develop new products and technologies;
•our future financial performance, including our expectations regarding our revenue, expenses, ongoing losses, and capital requirements;
•our needs for additional financing, ability to obtain additional funds for our operations and our intended use of any such funds;
•our receipt and timing of any royalties, milestone payments or payments for products, under any current or future collaboration, license or other agreements or arrangements, including the credit risks of our customers;
•our ability to obtain, maintain, enforce, defend and enhance our intellectual property rights;
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
•the total addressable market and growth rates of the markets in which we compete;
•the competitive landscape of our industry;
•the impact of “controlled company” exemptions that may be available to us in the future under Nasdaq or NYSE listing standards and our use of the applicable phase-in periods; and
•the impact of government regulation and developments relating to us, our competitors or our industry.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Report.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to significant risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Report to reflect events or circumstances after the date of this Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Part I - Financial Information

Item 1.    Financial Statements

Transphorm, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share and per share data)

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$4,369	$2,875
Accounts receivable, net, including related parties	1,125	709
Inventory	1,372	990
Prepaid expenses and other current assets	1,743	783
Total current assets	8,609	5,357
Property and equipment, net	1,432	1,770
Goodwill	1,362	1,325
Intangible assets, net	1,062	1,313
Other assets	401	497
Total assets	$12,866	$10,262

Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$2,687	$2,383
Deferred revenue	178	—
Development loan	10,000	5,000
Revolving credit facility, including accrued interest	10,153	10,458
Unfunded commitment to joint venture	1,684	1,688
Accrued payroll and benefits	1,325	1,159
Total current liabilities	26,027	20,688
Development loans, net of current portion	—	10,000
Promissory note	16,327	16,169
Total liabilities	42,354	46,857
Commitments and contingencies (Note 8)
Convertible preferred stock (Notes 1 and 9):
Series 1, $0.0001 par value; no shares authorized, issued and outstanding as of September 30, 2020; 12,438,704 shares authorized and 12,433,953 shares issued and outstanding as of December 31, 2019	—	39,658
Series 2, $0.0001 par value; no shares authorized, issued and outstanding as of September 30, 2020; 7,507,699 shares authorized and 7,499,996 shares issued and outstanding as of December 31, 2019	—	30,000
Series 3, $0.0001 par value; no shares authorized, issued and outstanding as of September 30, 2020; 4,000,000 shares authorized, issued and outstanding as of December 31, 2019	—	16,000
Total convertible preferred stock	—	85,658

Stockholders’ deficit:
Common stock, $0.0001 par value; 750,000,000 shares authorized and 35,266,496 shares issued and outstanding as of September 30, 2020; 29,012,034 shares authorized and 4,220,998 shares issued and outstanding as of December 31, 2019	4	—
Additional paid-in capital	128,385	22,404
Accumulated deficit	(157,112)	(143,915)
Accumulated other comprehensive loss	(765)	(742)
Total stockholders’ deficit	(29,488)	(122,253)
Total liabilities, convertible preferred stock and stockholders’ deficit	$12,866	$10,262

See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue, net, including related parties (Note 11)	$1,929	$994	$9,358	$2,011
Operating expenses:
Cost of goods sold	2,043	1,625	4,746	4,211
Research and development	1,071	2,041	4,131	6,245
Sales and marketing	547	572	1,593	2,098
General and administrative	2,688	1,270	7,838	4,015
Total operating expenses	6,349	5,508	18,308	16,569
Income (loss) from operations	(4,420)	(4,514)	(8,950)	(14,558)
Interest expense	191	191	569	567
Loss in joint venture	1,943	777	5,218	3,004
Changes in fair value of promissory note	709	17	46	101
Other income, net	(523)	(53)	(1,586)	(513)
Loss before tax expense	(6,740)	(5,446)	(13,197)	(17,717)
Tax expense	—	—	—	—
Net loss	$(6,740)	$(5,446)	$(13,197)	$(17,717)

Net loss per share - basic and diluted	$(0.19)	$(0.19)	$(0.39)	$(0.63)
Weighted average common shares outstanding - basic and diluted	35,156,918	28,153,555	34,072,176	28,153,555

See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(6,740)	$(5,446)	$(13,197)	$(17,717)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	6	5	(23)	7
Other comprehensive (loss) income, net of tax	6	5	(23)	7
Comprehensive loss	$(6,734)	$(5,441)	$(13,220)	$(17,710)

See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (unaudited)
For the Three Months Ended September 30,
(in thousands except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Deficit
	Number of Shares	Amount
Balance at July 1, 2019	4,219,606	$—	$22,109	$(140,903)	$(738)	$(119,532)
Stock-based compensation	—	—	159	—	—	159
Other comprehensive income	—	—	—	—	5	5
Net loss	—	—	—	(5,446)	—	(5,446)
Balance at September 30, 2019	4,219,606	$—	$22,268	$(146,349)	$(733)	$(124,814)

Balance at July 1, 2020	35,135,520	$4	$127,787	$(150,372)	$(771)	$(23,352)
Stock options exercised	3,475	—	14	—	—	$14
Restricted stock issued	127,501	—	—	—	—	—
Stock-based compensation	—	—	584	—	—	584
Other comprehensive loss	—	—	—	—	6	6
Net loss	—	—	—	(6,740)	—	(6,740)
Balance at September 30, 2020	35,266,496	$4	$128,385	$(157,112)	$(765)	$(29,488)

See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (unaudited)
For the Nine Months Ended September 30,
(in thousands except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Deficit
	Number of Shares	Amount
Balance at January 1, 2019	4,219,606	$—	$21,833	$(128,632)	$(740)	$(107,539)
Stock-based compensation	—	—	435	—	—	435
Other comprehensive income	—	—	—	—	7	7
Net loss	—	—	—	(17,717)	—	(17,717)
Balance at September 30, 2019	4,219,606	$—	$22,268	$(146,349)	$(733)	$(124,814)

Balance at January 1, 2020	4,220,998	$—	$22,404	$(143,915)	$(742)	$(122,253)
Stock options exercised	6,821	—	27	—	—	27
Restricted stock issued	127,501	—	—	—	—	—
Stock-based compensation	—	—	820	—	—	820
Conversion of shares in connection with the Reverse Merger	23,933,949	3	85,655	—	—	85,658
Shares redeemed	(52,773)	—	(211)	—	—	(211)
Shares issued in connection with the Reverse Merger	1,650,000	—	(50)	—	—	(50)
Issuance of common stock, net	5,380,000	1	19,740	—	—	19,741
Other comprehensive loss	—	—	—	—	(23)	(23)
Net loss	—	—	—	(13,197)	—	(13,197)
Balance at September 30, 2020	35,266,496	$4	$128,385	$(157,112)	$(765)	$(29,488)

See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,197)	$(17,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory write-off	274	—
Depreciation and amortization	632	920
Bad debt expense	146
Licensing revenue from a related party	(5,000)
Stock-based compensation	820	435
Interest cost	(193)	455
Loss in joint venture	5,218	3,004
Changes in fair value of promissory note	46	101
Changes in operating assets and liabilities:
Accounts receivable	(562)	(45)
Inventory	(656)	(288)
Prepaid expenses and other current assets	(965)	(236)
Other assets	96	(51)
Accounts payable and accrued expenses	304	(766)
Deferred revenue	178	3,000
Accrued payroll and benefits	166	(136)
Net cash used in operating activities	(12,693)	(11,324)
Cash flows from investing activities:
Purchases of property and equipment	(46)	(155)
Investment in joint venture	(5,327)	(1,696)
Net cash used in investing activities	(5,373)	(1,851)
Cash flows from financing activities:
Proceeds from development loans	—	13,000
Proceeds from stock option exercise	32	—
Payment for repurchase of common stock	(211)	—
Loan repayment	(50)	—
Proceeds from issuance of common stock, net of offering cost	19,741	—
Net cash provided by financing activities	19,512	13,000
Effect of foreign exchange rate changes on cash and cash equivalents	48	17
Net increase (decrease) in cash and cash equivalents	1,494	(158)
Cash and cash equivalents at beginning of period	2,875	3,069
Cash and cash equivalents at end of period	$4,369	$2,911

Supplemental disclosures of cash flow information:
Interest expense paid	$762	$496
Supplemental non-cash financing activity:
Development loan reduction related to licensing revenue	$5,000	$—

See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
for the Three and Nine Months Ended September 30, 2020 and 2019

Note 1 - Business and Basis of Presentation
    Transphorm, Inc. (“Parent”) develops gallium nitride (“GaN”) semiconductor components used in power conversion and is headquartered in Goleta, California. Parent’s wholly owned-subsdiary, Transphorm Technology, Inc., was incorporated in the State of Delaware on February 22, 2007. Throughout these notes, “the Company,” “Transphorm,” “we,” “us” and “our” refer to Parent and its direct and indirect wholly-owned subsidiaries. Transphorm Technology and its subsidiaries hold all material assets and conduct all business activities and operations of the Company. Transphorm Technology’s activities to date have been primarily performing research and development, establishing manufacturing infrastructure, market sampling, product launch, hiring personnel, and raising capital to support and expand these activities. Transphorm Japan, Inc. was established in Japan in February 2014 to secure Transphorm’s production capacity and establish a direct presence in Asian markets. Transphorm Aizu, Inc. was established in Japan to manage the financial transactions around Aizu Fujitsu Semiconductor Wafer Solution Limited, Transphorm’s joint venture wafer fabrication facility located in Aizu Wakamatsu, Japan (“Aizu”). Transphorm Japan Epi, Inc. was established in Japan in 2019 to enable the operational capacity of the reactors held in Aizu.
In management’s opinion, the accompanying unaudited condensed consolidated financial statements of Transphorm reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended September 30, 2020, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) have been condensed or omitted. The aforementioned unaudited condensed consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Amendment No. 2 to Form 8-K filed on March 31, 2020. The consolidated balance sheet as of December 31, 2019 is derived from those audited financial statements.
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
At the effective time of the Merger, (i) each share of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive (a) 0.08289152527 shares of our common stock (in the case of shares held by accredited investors) or (b) $4.00 multiplied by 0.08289152527 (in the case of shares held by unaccredited investors), with the actual number of shares of our common stock issued to the former holders of Transphorm Technology’s common stock equal to 4,171,571, (ii) 51,680,254 shares of Transphorm Technology’s Series 1 preferred stock issued and outstanding immediately prior to the closing of the Merger were converted into 12,433,953 shares of our common stock, (iii) 38,760,190 shares of Transphorm Technology’s Series 2 preferred stock issued and outstanding immediately prior to the closing of the Merger were converted into 7,499,996 shares of our common stock, and (iv) 31,850,304 shares of Transphorm Technology’s Series 3 preferred stock issued and outstanding immediately prior to the closing of the Merger were converted into 4,000,000 shares of our common stock. As a result, 28,105,520 shares of our common stock were issued to the former holders of Transphorm Technology’s issued and outstanding capital stock after adjustments due to rounding for fractional shares. Immediately prior to the effective time of the Merger, an aggregate of 682,699 shares of our common stock, owned by the stockholders of Peninsula Acquisition Corporation prior to the Merger, were forfeited and cancelled.
In addition, pursuant to the Merger Agreement, (i) options to purchase 29,703,285 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger under Transphorm Technology’s 2007 Stock Plan (the “2007 Plan”) and 2015 Equity Incentive Plan (the “2015 Plan”) were assumed and converted into options to purchase 2,461,923 shares of our common stock, (ii) warrants to purchase 186,535 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed, amended and converted into warrants to purchase 15,461 shares of our common stock, and (iii) Transphorm Technology’s outstanding convertible promissory note was amended to be convertible at the option of the holder, into shares of our common stock at a conversion price of $5.12 per share, with 3,076,171 being the maximum number of shares of our common stock issuable upon conversion of the convertible promissory note. As of September 30, 2020, there was $15.0 million of principal and $448 thousand of accrued and unpaid interest outstanding on the convertible promissory note.
All per share and share amounts for the three and nine months ended September 30, 2019 have been retroactively adjusted to reflect the effect of the Merger.
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
Cash and Cash Equivalents
    The Company considers all highly-liquid investments with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist principally of bank deposits and money market funds. Other assets in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 include cash of $75 thousand.
Foreign Currency Risk
    The Company is exposed to foreign currency risk due to its operations in Japan. Assets and liabilities of the operations are re-measured into U.S. currency at exchange rates in effect at the balance sheet dates through the condensed consolidated statements of comprehensive income. Gains or losses resulting from foreign currency transactions are re-measured using the rates on the dates on which those elements are recognized during the period and are included in other income or expense in the unaudited condensed consolidated statements of operations. As of September 30, 2020 and December 31, 2019, the Company had foreign cash and cash equivalents of $41 thousand and $55 thousand, respectively, which represented 0.9 percent and 1.9 percent, respectively, of total cash and cash equivalents.
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
Accounts Receivable
    Accounts receivable are analyzed and allowances for uncollectible accounts are recorded, as required. Provisions for uncollectible accounts, if any, are recorded as bad debt expense and included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The process for determining the appropriate level of allowances for doubtful accounts involves judgment, and the Company considers such factors as the age of the underlying receivables, historical and projected collection trends, the composition of outstanding receivables, current economic conditions and regulatory changes. An account is fully reserved when reasonable collection efforts have been unsuccessful and it is probable that the receivable will not be recovered. No significant losses on accounts receivable have been recorded as of September 30, 2020 and December 31, 2019.
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
Goodwill
    Goodwill arose for the acquisition of a business in February 2014 based in Japan and was accounted for as the purchase of a business. Goodwill generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment at least annually in December unless certain events occur or circumstances change. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. We test for goodwill impairment annually or earlier if events or changes in circumstances indicate goodwill might possibly be impaired. Impairment exists when the carrying value of the goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess as a charge to operations in the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2020 and 2019, no impairment charge was recorded related to goodwill.
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
    If it is determined that the carrying values might not be recoverable based upon the existence of one or more indicators of impairment, the Company performs a test for recoverability using various methodologies, such as the income approach or cost approach, to determine the fair value of intangible assets depending upon the nature of the assets. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their respective fair values. For the three and nine months ended September 30, 2020 and 2019, no impairment charges were recorded related to intangible assets.
Revenue Recognition
    Revenue Recognition Policy
    The Company derives its revenues from sales of high-powered GaN-based products manufactured utilizing the Company’s proprietary and patented epiwafer technology and wafer fabrication and other assembly processes, sales of GaN epiwafers for the radio frequency (“RF”) and power markets, and sales of licenses to use such patented proprietary technology, as well as enabling EPI wafer growth services and products to our strategic partners. Revenues are recognized when control of these products or licenses are transferred to the Company’s customers in an amount that reflects the consideration it expects to be entitled to in exchange for those products and licenses. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company does not have any significant financing components associated with its revenue contracts, as payment is received at or shortly after the point of sale.
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

    As part of the Collaboration Arrangement (Note 2 - Nexperia Arrangement) executed with Nexperia on April 4, 2018, the Company agreed to grant Nexperia the perpetual exclusive right to use the Company’s existing Gen-3 manufacturing process technology. License fees are received upon satisfaction of contractual milestones and recognized upon delivery of the perpetual license or transferred technology without any remaining performance obligations. The Company recognized $0 and $5.0 million of licensing revenue for the three and nine months ended September 30, 2020, respectively, and no licensing revenue for each of the three and nine months ended September 30, 2019. Additionally, pursuant to agreements entered into in October 2019, during the three and nine months ended September 30, 2020 and 2019, the Company recognized $280,000 and $0 of revenue from the sale of EPI Gen 4 wafer growths.
    Government contract revenues are principally generated under research and development contracts. Contract revenues are derived primarily from research contracts with agencies of the U.S. government. We believe credit risk related to accounts receivable arising from such contracts is minimal. These contracts may include cost-plus fixed fee and fixed price terms. All payments to us for work performed on contracts with agencies of the U.S. government are subject to adjustment upon audit by the Defense Contract Audit Agency. The Company received new government authorized rates for billing purposes which allowed for retroactive application since inception. The cumulative impact of this rate change was $505 thousand in the third quarter of 2020. The Company will use the new approved rates on go-forward basis.
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
Research and Development
The Company is a party to research grant contracts with the U.S. government for which the Company is reimbursed for specified costs incurred for its research projects. These projects include energy saving initiatives for which the U.S. government offers reimbursement funds. Such reimbursements are recorded as an offset to research and development expenses when the related qualified research and development expenses are incurred. Reimbursable costs are recognized in the same period the costs are incurred up to the limit of approved funding amounts on qualified expenses. Grant reimbursement of $81 thousand and $0 was recorded as an offset to research and development expense for the three months ended September 30, 2020 and 2019, respectively. Grant reimbursement of $380 thousand and $0 was recorded as an offset to research and development expense for the nine months ended September 30, 2020 and 2019, respectively.
Stock-Based Compensation
    All share-based payments, including grants of stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), are measured at the fair value of the share-based awards on the grant date and recognized over their respective vesting periods, which is generally one to four years. The estimated fair value of stock options at the grant date is determined using the Black-Scholes-Merton pricing model. The RSAs and RSUs are measured using the estimated fair value of the stock price, which, due to limited trading history, is based on recent equity sales. The Company recognizes the fair value of share-based payments as compensation expense for all expected-to-vest stock-based awards over the vesting period of the award using the straight-line attribution or graded vesting method provided that the amount of compensation cost recognized at any date is no less than the portion of the grant-date fair value of the award that is vested at that date.
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
    Stock-based compensation expense recognized in the Company’s condensed consolidated financial statements is based on awards that are expected to vest. These expense amounts have been reduced by using an estimated forfeiture rate. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company evaluates the assumptions used to estimate forfeitures annually in connection with the recognition of stock-based compensation expense.
Loss Per Share
    Basic loss per share is calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of stock warrants, restricted stock units and stock options, are not reflected in diluted loss per share because such shares are anti–dilutive. Dilutive impact of potential common shares resulting from common stock equivalents is determined by applying the treasury stock method.
    For the three and nine months ended September 30, 2020, there were 3,155,064 shares, consisting of 2,327,423 stock options, 812,180 restricted stock units and 15,461 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive. For the three and nine months ended September 30, 2019, there were 2,469,273 shares, consisting of 2,453,812 stock options and 15,461 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive.
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
Equity Method Investments
    The Company uses the equity method to account for investments in entities that it does not control, but in which it has the ability to exercise significant influence over operating and financial policies. The Company's proportionate share of the net income or loss of these companies is included in consolidated net loss. Judgments regarding the level of influence over each equity method investment include consideration of key factors such as the Company's ownership interest, representation on the board of directors or other management body and participation in policy-making decisions.
Segment Reporting
    The Company’s operations and its financial performance is evaluated on a consolidated basis by the chief operating decision maker. Accordingly, the Company considers all of its operations to be aggregated in one reportable operating segment. For the three months ended September 30, 2020, total revenue was $1.9 million, of which $1.6 million was from U.S. operations and $289 thousand was from Japan operations. For the three months ended September 30, 2019, total revenue was $994 thousand, of which $988 thousand was from U.S. operations and $6 thousand was from Japan operations. For the nine months ended September 30, 2020, total revenue was $9.4 million, of which $9.0 million was from U.S. operations and $321 thousand was from Japan operations. For the nine months ended September 30, 2019, total revenue was $2.0 million, of which $2.0 million was from U.S. operations and $25 thousand was from Japan operations.
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
    Statement of Cash Flows - In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This guidance addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. ASU 2016-15 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. The Company adopted this standard effective January 1, 2020, using the modified retrospective approach. The adoption of ASU 2016-15 did not have a material effect on the condensed consolidated financial statements.

Recently Issued Accounting Standards under Evaluation

Leases - In June 2020, the FASB issued ASU 2020-05, which amends the effective dates of the FASB’s standards on leasing (ASC 842) to give immediate relief to certain entities as a result of the widespread adverse economic effects and business disruptions caused by the COVID-19 pandemic. In February 2016, the FASB issued ASU 2016-02, Leases, which, for operating leases, requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The guidance also requires a lessee to recognize single lease costs, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The leasing standard’s effective dates were the fiscal year beginning after December 15, 2019 as originally issued (ASU 2016-02) and the fiscal year beginning after December 15, 2020 as amended by ASU 2019-10. As amended by ASU 2020-05, the leasing standard’s effective date is now the fiscal year beginning after December 15, 2021. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements.
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
Income Tax - In December 2019, the FASB issued ASU 2019-12, which modifies ASC 740 to simplify the accounting for income taxes. The ASU’s amendments are based on changes that were suggested by stakeholders as part of the FASB’s simplification initiative (i.e., the FASB’s effort to reduce the complexity of accounting standards while maintaining or enhancing the helpfulness of information provided to financial statement users). ASU 2019-12 is effective for the Company’s 2021 fiscal year. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements.

Note 2 - Nexperia Arrangement
Nexperia Transaction
    On April 4, 2018, the Company entered into a multi-element commercial arrangement with Nexperia B.V. (“Nexperia”) to obtain financing in exchange for the sale of equity instruments and performing certain technology and product development activities for Nexperia (collectively, the “Collaboration Arrangement”). Nexperia specializes in designing, manufacturing and selling a broad range of small discrete semiconductor devices that utilize components such as those manufactured by the Company. Financing under the Collaboration Arrangement is comprised of the following elements:
•$16 million Series 3 preferred stock issuance

•$9 million license fee for transfer of the Gen-3 manufacturing process

•$5 million development loan, originally maturing March 31, 2020 and subsequently extended to June 30, 2020 intended to pre-fund the Gen-4 (Tranche A) technology development (the “Tranche A Loan”)

•$10 million development loan maturing March 31, 2021 intended to pre-fund the Gen-5 and 1200V technology development (the “Tranche B Loan”)

•$10 million revolving loan (the “Tranche C Loan”)

    The Company has to use the funds to operate the business in a manner consistent with or reasonably related to those business activities as carried out on or prior to April 4, 2018, the effective date of Collaboration Arrangement. In addition to the multiple elements outlined above, the Company and Nexperia entered into a Supply Agreement requiring that the Company be Nexperia’s primary supplier of specified components until September 30, 2020 on a best efforts basis. By entering into this Collaboration Arrangement, Nexperia will gain access to technology that allows for production of high power semiconductors for use in electric vehicles.
    Further, Nexperia will obtain an exclusive license and market access to automotive customers outside of Japan and a sole license (non-exclusive of the Company), as well as market access to customers in other parts of the power market. Nexperia has a lien on certain of the Company’s U.S. patents not relating to metal organic chemical vapor deposition (“MOCVD”) or epiwafer technology, per the agreement.

    On March 31, 2019, the Company executed Amendment No. 1 to the Loan and Security Agreement (the ”LSA”), pursuant to which the Tranche B Loan was bifurcated into the following two separate sub-tranches:

•$8 million development loan intended to pre-fund the Gen-5 (Tranche B) technology development (the “Tranche B Loan”)

•$2 million development loan intended to pre-fund the 1200V technology development (the “Tranche B-1 Loan” and, together with the Tranche B Loan, the “Tranche B Loans”)

On February 7, 2020, Amendment No. 2 to the LSA was executed to acknowledge the then-pending Merger, reaffirm the terms of the loans and confirm the waiver for the late delivery of the Company’s 2018 audited financial statements. On April 8, 2020, Amendment No. 3 to the LSA was executed to extend the maturity of the Tranche A Loan to April 30, 2020. On April 28, 2020, Amendment No. 4 to the LSA was executed to further extend the maturity of the Tranche A Loan to June 30, 2020. All other terms set forth under the original LSA remained unchanged following the amendments.
    The Tranche A and Tranche B Loans represent pre-funding for Gen-4 (Tranche A), Gen-5 (Tranche B), and 1200V (Tranche B-1) technology development for Nexperia. The specific development activities and associated performance milestones are contained within a Statement of Work (“SoW”) between the Company and Nexperia. The SoW may be modified from time to time based upon mutual business interests. This promise to perform the technology development is a good/service provided to a customer in exchange for consideration in the form of the technology development license fees that offset the Tranche A and Tranche B Loans outstanding. The Development Loans are recognized as a liability equal to the cash proceeds received.
In relation to the license fee for the transfer of the Company’s Gen-3 manufacturing process to Nexperia, the Company received $3 million (the first of three tranches) in October 2018, $3 million (the second of three tranches) in April 2019, and $3 million (the third of three tranches) in October 2019. The Company recognized $9.0 million as licensing revenue during 2019 upon the completion of the transfer of the Company’s Gen-3 manufacturing process technology and mutual sign off between Nexperia and the Company.
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

    The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table summarizes the Company’s liabilities measured at fair value as of September 30, 2020 and December 31, 2019, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
September 30, 2020
Promissory note	$—	$—	$16,327

December 31, 2019
Promissory note	$—	$—	$16,169

The following table includes the changes in fair value of the promissory note which are Level 3 on the fair value hierarchy (in thousands):

2020
Fair value at January 1,	$16,169
Interest expense accrued	112
Increase in fair value	46
Fair value at September 30,	$16,327

2019
Fair value at January 1,	$15,852
Interest expense accrued	150
Increase in fair value	167
Fair value at December 31,	$16,169
The Company recorded interest expense of $38 thousand for each of the three months ended September 30, 2020 and 2019, and interest expense of $112 thousand for each of the nine months ended September 30, 2020 and 2019. Fair value of promissory note increased $709 thousand and $17 thousand for the three months ended September 30, 2020 and 2019, respectively, and fair value of promissory note increased $46 thousand and $101 thousand for the nine months ended September 30, 2020 and 2019, respectively.
There were no changes to our valuation techniques used to measure assets and liability fair values during the nine months ended September 30, 2020 and 2019. The valuation techniques for the items in the table above are as follows:
Level 3 borrowings, which consist of a promissory note, are measured and reported at fair value using a Monte Carlo simulation valuation model. The models can include assumptions related to the value of the notes that are based on the estimated timing and amounts of future rounds of financing, including the estimated timing of a change in control of the Company, and estimated market interest rates, which represent significant unobservable inputs. Assumptions used are (1) the Company is worth today what it can generate in future cash to the Company, (2) cash received today is more than an equal amount of cash received in the future, and (3) future cash flows can be reasonably estimated.

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
    Significant customers are those that represent 10% or more of revenue or accounts receivable and are set forth in the following table:

	Revenue for the Nine Months Ended September 30,		Accounts Receivable As of
	2020	2019	September 30, 2020	December 31, 2019
Customer A	67.3%	14.6%	44.0%	60.0%
Customer B	26.0%	51.1%	36.1%	20.4%
    Customer A is a related party and Customer B is a government agency. See Note 11 - Related Party Transactions.

Note 5 - Inventory
    Inventory consists of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	As of
	September 30, 2020	December 31, 2019
Raw materials	$546	$412
Work in process	396	258
Finished goods	430	320
Total	$1,372	$990
An inventory write-off of $112 thousand and $274 thousand was recorded for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2019, no inventory write-off was recorded.

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

As of September 30, 2020 and December 31, 2019, $10.0 million aggregate principal amount of term loans were outstanding under the LSA.
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
    The Tranche C Loan is recorded based on principal in the amount of $10.0 million and accrued interest (6% interest per annum). The Company recorded interest expense of $153 thousand for each of the three months ended September 30, 2020 and 2019, and interest expense of $457 thousand and $455 thousand for the nine months ended September 30, 2020 and 2019, respectively. The Company paid interest expense of $762 thousand during the three months ended September 30, 2020. As of September 30, 2020 and December 31, 2019, the total balance of the revolving credit facility was $10.2 million and $10.5 million, respectively.
Promissory Note
    The Company’s promissory note obligation at September 30, 2020 and December 31, 2019 consists of the following (in thousands):

			Stated Value at
	Interest Rate	Due Date	September 30, 2020	December 31, 2019
Yaskawa Note	1.00%	September 2022	$15,448	$15,336

    Pursuant to ASC 825-10-15-4, the Company elected to apply the fair value option for the promissory note. As of September 30, 2020 and December 31, 2019, the Company determined the fair value for the note, as compared to the face value, including accrued interest, as follows (in thousands):

	Fair Value at
	September 30, 2020	December 31, 2019
Yaskawa Note	$16,327	$16,169

Fair value of promissory note increased $46 thousand for the nine months ended September 30, 2020 and increased $167 thousand for the year ended December 31, 2019.
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
    In connection with its promissory note obligation, the Company recorded interest expense of $38 thousand for each of the three months ended September 30, 2020 and 2019, and interest expense of $112 thousand for each of the nine months ended September 30, 2020 and 2019. In accordance with the terms of the promissory note, interest is added to the principal balance and is reflected in the carrying value on the condensed consolidated balance sheet. As of September 30, 2020 and December 31, 2019, accrued interest on the promissory note was $448 thousand and $336 thousand, respectively.
In February 2020, the Company entered into a letter of intent (“LOI”) with Yaskawa that will form the basis for a mutually beneficial cooperation agreement between the Company and Yaskawa, which is expected to be finalized by the end of 2020. Under the LOI, Yaskawa intends to enter into a long-term cooperation and development agreement with the Company to use the Company’s GaN power device products for a variety of industrial power conversion applications, which will initially focus on servo motor drive applications. Yaskawa also intends to provide at least $4.0 million to fund the Company’s development activities from which amount Yaskawa intends to provide $1.0 million in 2020 in connection with the ongoing development activities.
    As of September 30, 2020, the scheduled maturity on the development loans, revolving credit facility and promissory note was as follows (in thousands):

Year Ending December 31,	Amount
2020	$10,153
2021	10,000
2022	15,748
Total	$35,901

Note 7 - Investment in Aizu Fujitsu Semiconductor Wafer Solution Limited (“AFSW”)
The Company has a 49% interest in AFSW and is a party to a joint venture agreement (the “JVA”) with Fujitsu Semiconductor Limited (“FSL”), the 51% owner of AFSW. AFSW manufactures semiconductor products exclusively for its owners under manufacturing agreements at prices estimated to cover the cost of production. AFSW was determined to be a variable interest entity (“VIE”) as the equity at risk was not believed to be sufficient. AFSW depends on its owners for any additional cash. The Company extended $5.3 million and $2.7 million to AFSW to fund AFSW’s operations for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively. The Company’s known maximum exposure to loss approximated the carrying value of its investment balance, which included the financing. Potential future losses could be higher than the carrying amount of the Company’s investment, as we are liable, along with the other owner, for other future operating costs or obligations of AFSW. In addition, because Transphorm is currently committed to purchasing GaN wafers and production-related services from AFSW at pre-agreed pricing based upon the Company’s second generation products, the Company may be required to purchase products at a higher cost for its newer generation products. Unfunded commitment to AFSW was $1.7 million as of September 30, 2020 and December 31, 2019.
On April 1, 2020, FSL exercised its put option under the JVA and notified us that FSL intended to exit the joint venture by selling its 51% interest in AFSW to us. Under the terms of the JVA, the aggregate purchase price for FSL’s interest in AFSW is expected to be one Japanese Yen. While the agreement provides that completion of the transaction was to take place as soon as 60 days from the date of the exercise notice, such transaction will be subject to regulatory and other approvals in Japan, which we believe will take an additional three to six months from the date of issuance of these financial statements to obtain, assuming such approval is received at all. For at least one year following the date on which we take over full ownership of AFSW, we have agreed to use our best efforts to maintain and continue the operations of AFSW, which is also synergistic with our own business for securing wafers for our products.

    The Company’s investment activities in AFSW for the nine months ended September 30, 2020 and the year ended December 31, 2019 are summarized below (in thousands):

	For the Nine Months Ended September 30, 2020	For the Year Ended December 31, 2019
Beginning balance	$(1,688)	$(659)
Investment	5,327	2,698
Loss	(5,218)	(3,703)
Effect of exchange rate change	(105)	(24)
Ending balance	$(1,684)	$(1,688)

Summarized financial information (unaudited) of AFSW for the periods indicated, as provided by the controlling owner, are as follows (in thousands):

			As of
			September 30, 2020	December 31, 2019
Current assets			$1,138	$3,733
Long-term assets			$5,412	$5,101
Other current liabilities			$2,557	$931
Due to controlling owner			$19,633	$17,913
Due to Transphorm			$10,910	$5,349
Net deficit			$(26,550)	$(15,359)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$492	$2,613	$2,278	$8,864
Gross loss	$(3,170)	$(835)	$(8,515)	$(4,002)
Net loss	$(3,965)	$(1,585)	$(10,649)	$(6,130)
Note 8 - Commitments and Contingencies
Commitment with a Government Agency
In connection with a contract with a government agency, the Company entered into a commitment to acquire equipment and services from vendors totaling $6.7 million, all of which is reimbursable. For the three and nine months ended September 30, 2020, the Company received reimbursements of $1.4 million and $5.3 million, respectively, from the government agency. As of September 30, 2020, the remaining commitment under the contract was approximately $1.4 million. For the three and nine months ended September 30, 2020, the Company paid $616 thousand and $4.1 million, respectively, for equipment purchases. As of September 30, 2020, the remaining accounts payable to the vendors was approximately $798 thousand.
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

    As of September 30, 2020, future minimum operating lease commitments were as follows (in thousands):

Year Ending December 31,	Amount
2020	$180
2021	571
2022	163
Total	$914

The Company recorded rent expense, net of rental income, which includes common area maintenance fees in addition to the base rent, of $228 thousand and $233 thousand for the three months ended September 30, 2020 and 2019, respectively, and $655 thousand and $672 thousand for the nine months ended September 30, 2020 and 2019, respectively. Rental income from a noncancelable sublease was $45 thousand for each of the three months ended September 30, 2020 and 2019, and $136 thousand for each of the nine months ended September 30, 2020 and 2019. As of September 30, 2020, the future minimum rental payments to be received under the noncancelable sublease are $78 thousand through February 2021.
Contingencies
    During the ordinary course of business, the Company may become a party to legal proceedings incidental to its business. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Legal cost is expensed as incurred. The Company is not aware of any material legal claims or assessments. Although the results of litigation and claims are inherently unpredictable, management believes there was not at least a reasonable possibility that the Company had incurred a material loss with respect to any loss contingencies as of September 30, 2020 and through the issuance of these financial statements.
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

Note 9 - Stockholders’ Equity
On February 12, 2020, in connection with the Merger, shares of Transphorm Technology’s convertible preferred stock and common stock issued and outstanding immediately prior to the closing of the Merger were converted into shares of the Company’s common stock as follows:
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
In addition, on February 12, 2020, the Company issued 1,650,000 shares in connection with the Merger with Peninsula Acquisition Corporation and redeemed 52,773 shares from unaccredited investors.
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
As of September 30, 2020, 750,000,000 shares of common stock are authorized, of which 35,266,496 shares of common stock were issued and outstanding, and 5,000,000 shares of preferred stock are authorized, none of which were issued and outstanding. The Company’s Board of Directors has the ability to designate the rights, preferences and privileges for the preferred stock.
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
At September 30, 2020, the Company has reserved shares of common stock for future issuance as follows:

Equity incentive plans	5,042,525
Common stock warrants	15,461
Total	5,057,986

Common Stock Warrants

    At September 30, 2020, the following warrants to purchase common stock were outstanding:

Number of Shares	Exercise Price	Expiration Date
6,046	$34.74	November 2020
6,046	$34.74	5 years after an initial public offering of the Company
3,369	$54.41	5 years after an initial public offering of the Company
15,461

Note 10 - Stock Based Compensation
    The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by Transphorm Technology’s board of directors on February 10, 2020 and Transphorm Technology’s stockholders on February 12, 2020, and became effective on the business day immediately prior to the closing of the Merger. Our stockholders approved the 2020 Plan on February 11, 2020. We assumed the 2020 Plan in connection with the Merger. As of September 30, 2020, there were 1,902,922 shares available for grant and 816,180 restricted stock units outstanding under the 2020 Plan. The 2020 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to our employees and our parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, and performance shares to our employees, directors, and consultants and our parent and subsidiary corporations’ employees and consultants.
Subject to the adjustment provisions of the 2020 Plan, and the automatic increase described in the 2020 Plan, the maximum aggregate number of shares of our common stock that may be issued under the 2020 Plan is 5,050,000 shares of our common stock, which includes (i) 2,588,077 shares initially reserved for issuance, plus (ii) any shares of our common stock subject to issued and outstanding awards under the 2007 Plan or 2015 Plan that were assumed in the Merger and that, on or after the closing of the Merger, expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by us for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by us due to failure to vest, with the maximum number of shares to be added to the 2020 Plan pursuant to this clause (ii) equal to 2,461,923 shares. Subject to the adjustment provisions of the 2020 Plan, the number of shares of common stock available for issuance under the 2020 Plan will also include an annual increase on the first day of each fiscal year beginning with our 2022 fiscal year and ending on (and including) our 2030 fiscal year, in an amount equal to the least of: 5,000,000 shares of our common stock; five percent (5%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; or such number of shares of our common stock as the administrator of the 2020 Plan may determine.

Stock Options
    The following table summarizes stock option activity and related information for the three months ended September 30, 2020 and 2019:

	Number of Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at July 1, 2020	2,454,687	$4.74	6.33	$—
Options exercised	(3,475)	$3.80
Options canceled	(123,789)	$5.91
Balance at September 30, 2020	2,327,423	$4.68	6.16	$167
Exercisable at September 30, 2020	2,211,723	$4.74	6.08	$111

Balance at July 1, 2019	2,342,440	$4.84	7.16	$—
Options granted	125,183	$3.14
Options canceled	(13,811)	$4.58
Balance at September 30, 2019	2,453,812	$4.69	7.06	$—
Exercisable at September 30, 2019	1,984,257	$4.95	6.85	$—
(1) Intrinsic value represents the excess of the fair value on the last trading day of the period, which was $4.00 as of September 30, 2020, over the exercise price, multiplied by the number of options.

The following table summarizes stock option activity and related information for the nine months ended September 30, 2020 and 2019:

	Number of Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at January 1, 2020	2,473,130	$4.67	6.84	$—
Options authorized	—	$—
Options exercised	(6,821)	$3.78
Options canceled	(138,886)	$5.72
Balance at September 30, 2020	2,327,423	$4.68	6.16	$167
Exercisable at September 30, 2020	2,211,723	$4.74	6.08	$111

Balance at January 1, 2019	2,377,180	$4.83	7.46	$—
Options granted	183,109	$3.14
Options canceled	(106,477)	$4.34
Balance at September 30, 2019	2,453,812	$4.69	7.06	$—
Exercisable at September 30, 2019	1,984,257	$4.95	6.85	$—
(1) Intrinsic value represents the excess of the fair value on the last trading day of the period, which was $4.00 as of September 30, 2020, over the exercise price, multiplied by the number of options.

Restricted Stock

Restricted Stock Awards
RSAs are grants of shares of our common stock that vest in accordance with terms and conditions established by the Company’s Board of Directors. Recipients of RSAs generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the RSA agreement provides otherwise. Shares of restricted stock that do not vest are subject to forfeiture. In September 2020, we granted 123,501 RSAs outside of our 2020 Plan. Seventy percent of these RSAs was vested on the date of grant and the remainder is scheduled to vest 120 days following the grant date. The following table summarizes RSA activity and related information for the three and nine months ended September 30, 2020:

	September 30, 2020
	Three Months Ended		Nine Months Ended
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at beginning of period	—	$—	—	$—
Granted	123,501	$4.00	123,501	$4.00
Vested	(86,450)	$4.00	(86,450)	$4.00
Balance at end of period	37,051	$4.00	37,051	$4.00

Restricted Stock Units

RSUs are grants of shares of our common stock that vest in accordance with terms and conditions established by the administrator of the 2020 Plan. Subject to the provisions of the 2020 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria. We granted 816,180 RSUs during the third quarter of 2020, 4,000 of which were fully vested on the date of grant. The remainder of the RSUs are scheduled to vest as follows: one third will vest on each of January 1, 2022, January 1, 2023 and July 1, 2023, in each case subject to the RSU holders’ continued status as a service provider to the Company through each vesting date. The following table summarizes RSU activity and related information for the three and nine months ended September 30, 2020:

	September 30, 2020
	Three Months Ended		Nine Months Ended
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at beginning of period	—	$—	—	$—
Granted	816,180	$4.00	816,180	$4.00
Vested	(4,000)	$4.00	(4,000)	$4.00
Balance at end of period	812,180	$4.00	812,180	$4.00

Stock-Based Compensation

    The accompanying condensed consolidated statement of operations and comprehensive loss includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$17	$24	$43	$44
Research and development	62	60	148	146
Sales and marketing	11	8	23	24
General and administrative	494	67	606	221
Total	$584	$159	$820	$435
Unrecognized Stock-Based Compensation

Unrecognized stock-based compensation expense was as follows (in thousands):

	As of September 30, 2020		As of September 30, 2019
	Unrecognized Expense	Average Expected Recognition Period	Unrecognized Expense	Average Expected Recognition Period
Stock options	$113	0.87 years	$573	1.34 years
Restricted stock	$3,297	2.64 years	—	—
Total	$3,410	2.43 years	$573	1.34 years

Note 11 - Related Party Transactions
During the three months ended September 30, 2020, the Company entered into the following related party transactions:
•Recorded $60 thousand in cost of goods sold for services, recorded research and development expense of $418 thousand and recorded $10 thousand in payroll related cost from the AFSW joint venture;
•Sold $113 thousand of products to non-controlling stockholders of the Company and incurred $50 thousand of license maintenance fee from a non-controlling stockholder of the Company; and
•Recorded $31 thousand in license fee income, recorded $280 thousand in EPI Gen 4 wafer growth sales, recorded $38 thousand of reimbursements in license maintenance fee, recorded $153 thousand in interest expense and sold $174 thousand of products to a stockholder and noteholder of the Company. See Note 2 - Nexperia Arrangement.
During the nine months ended September 30, 2020, the Company entered into the following related party transactions:
•Recorded $228 thousand in cost of goods sold for services, recorded research and development expense of $1.1 million, of which $408 thousand was reimbursable, recorded $84 thousand in other expense for commitment for services, and recorded $11 thousand in payroll related cost from the AFSW joint venture;
•Sold $153 thousand of products to non-controlling stockholders of the Company and incurred $150 thousand of license maintenance fee from a non-controlling stockholder of the Company; and

•Recorded $5.1 million in license fee income, recorded $280 thousand in EPI Gen 4 wafer growth sales, recorded $113 thousand of reimbursements in license maintenance fee, recorded $457 thousand in interest expense, recorded $408 thousand reimbursement for research and development, and sold $877 thousand of products to a stockholder and noteholder of the Company. See Note 2 - Nexperia Arrangement.
As of September 30, 2020, total due from related parties was $12.3 million, consisting of $11.3 million due from the AFSW joint venture, $113 thousand accounts receivable from non-controlling stockholders of the Company, and $532 thousand accounts receivable and $338 thousand other receivable from a stockholder and noteholder of the Company. As of September 30, 2020, total accounts payable to related parties was $434 thousand to the AFSW joint venture.
During the three months ended September 30, 2019, the Company entered into the following related party transactions:
•Recorded $379 thousand in cost of goods sold for services, recorded research and development expense of $117 thousand, and incurred $6 thousand for employees and their benefits seconded from the AFSW joint venture;
•Sold $58 thousand of products to non-controlling stockholders of the Company; and
•Recorded $16.0 million of reimbursements in license maintenance fee, incurred $38 thousand of license maintenance fee, recorded $153 thousand in interest expense and sold $178 thousand of products to a stockholder and noteholder of the Company. See Note 2- Nexperia Arrangement.
During the nine months ended September 30, 2019, the Company entered into the following related party transactions:
•Recorded $477 thousand in cost of goods sold for services, recorded research and development expense of $320 thousand, and incurred $21 thousand for employees and their benefits seconded from the AFSW joint venture;
•Sold $216 thousand of products to non-controlling stockholders of the Company, incurred $100 thousand of license maintenance fee to a non-controlling stockholder, and incurred $21 thousand for employees and their related benefits seconded from a non-controlling stockholder of the Company; and
•Recorded $16.0 million in unearned revenue for sales, recorded $113 thousand of reimbursements in license maintenance fee, recorded $455 thousand in interest expense and sold $293 thousand of products to a stockholder and noteholder of the Company. See Note 2- Nexperia Arrangement.
    As of December 31, 2019, total due from related parties was $5.8 million, consisting of $5.3 million due from the AFSW joint venture, $38 thousand accounts receivable from non-controlling stockholders of the Company and $426 thousand accounts receivable from a stockholder and noteholder of the Company. As of December 31, 2019, total accounts payable due to related parties was $272 thousand to non-controlling stockholders of the Company.

Note 12 - Subsequent Events
The Company has evaluated subsequent events through the issuance of these financial statements and is not aware of any material items that would require disclosure in the notes to the financial statements or would be required to be recognized as of September 30, 2020.

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
We are a pioneer, and a market and technology leader, in the wide-bandgap GaN power electronics field for high voltage power conversion applications. We deliver high quality and reliable GaN devices with high performance, while providing application design support to a growing customer base. Our GaN devices allow customers to design smaller, lighter and cooler power systems that create increased functional value in end products including smartphone power adapters, smartphone chargers, power supplies for datacenter servers and automotive electric vehicles, among other applications. We deploy our unique vertically integrated innovation model that leverages one of the industry’s most experienced GaN engineering teams (with over 300 years of combined experience) at every development stage: device design, materials growth, device fabrication, packaging, circuits and application support. This approach, backed by one of the GaN power industry’s largest IP portfolios with access to over 1,000 world-wide patents, has yielded the industry’s first automotive-grade AEC-Q101 and JEDEC qualified high voltage GaN FETs. Our innovations are designed to move power electronics beyond the limitations of silicon and provide our customers with the potential to achieve higher efficiency (e.g., titanium-class performance in power supplies), higher power density and, in some designs, an overall lower system cost.
We received our first product order “in volume” (e.g., greater than ten thousand units) for our Gen-2-based TO247 products in January 2018. We introduced our Gen-3 products in June 2018. Also in 2018, we were awarded a contract from the U.S. Navy to become a supplier for GaN epiwafer products for use by the U.S. Department of Defense. In the fourth quarter of 2019, we recognized $9.0 million of licensing revenue through our first outbound licensing deal with Nexperia. In the second quarter of 2020, we recognized $5.0 million of licensing revenue from Nexperia related to funding Gen-4 technology development.
Since our inception we have devoted substantial resources to the research and development of GaN power devices and the protection and enhancement of our intellectual property and have incurred significant operating losses. Our net loss was $6.7 million and $5.4 million for the three months ended September 30, 2020 and 2019, respectively, and $13.2 million and $17.7 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, our accumulated deficit was $157.1 million. Substantially all of our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.
To date, our revenue has been significantly lower than our expenses. Our revenue was $1.9 million, of which $598 thousand was from related parties and $505 thousand was retroactive application since inception due to new government authorized rates, and $994 thousand, of which $236 thousand was from related parties, for the three months ended September 30, 2020 and 2019, respectively. Our revenue was $9.4 million, of which $6.4 million was from related parties and $505 thousand was retroactive application since inception due to new government authorized rates, and $2.0 million, of which $509 thousand was from related parties, for the nine months ended

September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and the year ended December 31, 2019, Nexperia and the U.S. government each accounted for more than ten percent of our revenues.
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
    At the effective time of the Merger, (i) each share of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive (a) 0.08289152527 shares of our common stock (in the case of shares held by accredited investors) or (b) $4.00 multiplied by 0.08289152527 (in the case of shares held by unaccredited investors), with the actual number of shares of our common stock issued to the former holders of Transphorm Technology’s common stock equal to 4,171,571, (ii) 51,680,254 shares of Transphorm Technology’s Series 1 preferred stock issued and outstanding immediately prior to the closing of the Merger were converted into 12,433,953 shares of our common stock, (iii) 38,760,190 shares of Transphorm Technology’s Series 2 preferred stock issued and outstanding immediately prior to the closing of the Merger were converted into 7,499,996 shares of our common stock, and (iv) 31,850,304 shares of Transphorm Technology’s Series 3 preferred stock issued and outstanding immediately prior to the closing of the Merger were converted into 4,000,000 shares of our common stock. As a result, 28,105,520 shares of our common stock were issued to the former holders of Transphorm Technology’s issued and outstanding capital stock after adjustments due to rounding for fractional shares. Immediately prior to the effective time of the Merger, an aggregate of 682,699 shares of our common stock, owned by the stockholders of Peninsula Acquisition Corporation prior to the Merger, were forfeited and cancelled.
In addition, (i) options to purchase 29,703,285 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger under Transphorm Technology’s 2007 Stock Plan and 2015 Equity Incentive Plan were assumed and converted into options to purchase 2,461,923 shares of our common stock, (ii) warrants to purchase 186,535 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed, amended and converted into warrants to purchase 15,461 shares of our common stock, and (iii) Transphorm Technology’s outstanding convertible promissory note was amended to be convertible, at the option of the holder, into shares of our common stock at a conversion price of $5.12 per share, with 3,076,171 being the maximum number of shares of our common stock issuable upon conversion of the convertible promissory note. As of September 30, 2020, there was $15.0 million of principal and $448 thousand of accrued and unpaid interest outstanding on the convertible promissory note.
As discussed in Note 9 - Stockholders’ Equity to the unaudited condensed consolidated financial statements, all per share and share amounts for the three and nine months ended September 30, 2020 and year ended December 31, 2019 have been retroactively adjusted to reflect the effect of the Merger.
Private Placement
    In February 2020, we sold an aggregate of 5,380,000 shares of common stock pursuant to closings of a private placement offering (the “Private Placement”) at a purchase price of $4.00 per share. The aggregate gross proceeds from the closings of the Private Placement were $21.5 million (before deducting placement agent fees and expenses of such closings, which were an aggregate of $1.8 million). Offering cost of $177 thousand is included in other assets on the consolidated balance sheet as of December 31, 2019.
Key Factors Affecting Our Performance
There are a number of industry factors that affect our business which include, among others:
Overall Demand for Products and Applications Using GaN Devices. Our potential for growth depends significantly on the adoption of GaN materials and devices in the power markets and GaN epiwafer material products in the RF markets, the expansion of the use of GaN devices in infrastructure, IT, datacenter, industrial, automotive and consumer applications such as fast charger/adapter and gaming power supplies, and our ability to win new designs for these applications. Demand also fluctuates based on various market cycles, continuously evolving industry supply chains, trade and tariff terms, as well as evolving competitive dynamics in each of the respective markets. These uncertainties make demand difficult to forecast for us and our customers. The COVID-19 pandemic has adversely disrupted and will further disrupt the operations at certain of our customers, partners, suppliers and other third-party providers for an uncertain period of time, including as a result of travel restrictions, adverse effects on budget planning processes, business deterioration, and/or business shutdowns, all of which has impacted our business and results of operations. Some of our customers have experienced delays in their internal development programs and design cycles with our GaN products due to the effects of the COVID-19 pandemic, which have led to postponements of their orders of our products and postponements of determinations that our products will be used in their designs for new products under development with corresponding delays in their market introduction and our revenues. Our billings under our contract with the U.S. Navy may be lower than originally expected as a result of the pandemic.
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
    Governmental Trade and Regulatory Conditions. Our potential for growth, as with most multinational companies, depends on a balanced and stable trade, political, economic and regulatory environment among the countries where we do business. Changes in trade policy such as the imposition of tariffs or export bans to specific customers or countries could reduce or limit demand for our products in certain markets.
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
    Our revenue currently consists of (1) licensing revenue, (2) revenue from our contract with the U.S. Navy and (3) revenue from product sales. Products are sold to distributors and end-users in various sectors such as, but not limited to, the automotive, gaming, industrial, IT, and consumer products industries.
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
    Other Income, Net
    Other income, net of other expenses, consists primarily of income generated from subleasing a portion of our research and development facility located in California.
    Tax Expense
    Tax expense consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business.
Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019
    The following table sets forth our historical condensed consolidated statements of operations data for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	Percentage
Revenue, net	$1,929	$994	$935	94.1%
Operating expenses:
Cost of goods sold	2,043	1,625	418	25.7%
Research and development	1,071	2,041	(970)	(47.5)%
Sales and marketing	547	572	(25)	(4.4)%
General and administrative	2,688	1,270	1,418	111.7%
Total operating expenses	6,349	5,508	841	15.3%
Income (loss) from operations	(4,420)	(4,514)	94	(2.1)%
Interest expense	191	191	—	—%
Loss in joint venture	1,943	777	1,166	150.1%
Changes in fair value of promissory note	709	17	692	4070.6%
Other income, net	(523)	(53)	(470)	886.8%
Loss before tax expense	(6,740)	(5,446)	(1,294)	23.8%
Tax expense	—	—	—	—%
Net loss	$(6,740)	$(5,446)	$(1,294)	23.8%

Revenue increased $935 thousand, or 94.1 percent, to $1.9 million for the three months ended September 30, 2020 from $994 thousand for the same period in 2019. The increase is due primarily to a $604 thousand increase in revenue from our contract with the U.S. Navy, of which $505 thousand was due to government authorized favorable rate changes, and $312 thousand of increased non-licensing and non-government related revenue for the three months ended September 30, 2020.

    Operating expenses increased $841 thousand, or 15.3 percent, to $6.3 million for the three months ended September 30, 2020 from $5.5 million for the same period in 2019, due primarily to a $1.4 million increase in general and administrative expense and a $418 thousand increase in cost of goods sold, offset by a $970 thousand decrease in research and development expense.

Cost of goods sold increased $418 thousand, or 25.7 percent, to $2.0 million for the three months ended September 30, 2020 compared with $1.6 million for the same period in 2019, due primarily to an increase in revenue.
    Research and development expense decreased $970 thousand, or 47.5 percent, to $1.1 million for the three months ended September 30, 2020 from $2.0 million for the same period in 2019, due primarily to an increase in government contract revenue for which certain expenses otherwise classified as research and development expense were instead recognized in cost of goods sold and general and administrative expense.
    Sales and marketing expense decreased $25 thousand, or 4.4 percent, to $547 thousand for the three months ended September 30, 2020 from $572 thousand for the same period in 2019, due primarily to a decrease in costs relating to salaries and employee benefits resulting from a reduced number of employees and a decrease in travel costs due to COVID-19 related travel restrictions.
    General and administrative expense increased $1.4 million, or 111.7 percent, to $2.7 million for the three months ended September 30, 2020 from $1.3 million for the same period in 2019, due primarily to increases in legal and compliance costs related to the requirements of being a public company and an increase in government contract revenue for which certain expenses otherwise classified as research and development expense of $315 thousand was recognized in general and administrative expense.
    Interest expense of $191 thousand for the three months ended September 30, 2020 consists of $153 thousand for our revolving credit facility with Nexperia and $38 thousand for our note payable to Yaskawa. Interest expense of $191 thousand for the three months ended September 30, 2019 consists of $153 thousand for our revolving credit facility and $38 thousand for our note payable to Yaskawa.
    Loss in joint venture increased $1.2 million, or 150.1 percent, to $1.9 million for the three months ended September 30, 2020 from $777 thousand for the same period in 2019, due primarily to an increased loss resulting from decreased utilization of the AFSW fabrication facility.
    Changes in fair value of promissory note were a $709 thousand loss and a $17 thousand loss for the three months ended September 30, 2020 and 2019, respectively.
    Other income, net of other expenses, increased $470 thousand, or 886.8 percent, to $523 thousand for the three months ended September 30, 2020 from $53 thousand for the same period in 2019, due primarily to a $354 thousand increase in renting a component of our research and development facility.
    Net loss increased $1,294 thousand, or 23.8 percent, to $6.7 million for the three months ended September 30, 2020 from $5.4 million for the same period in 2019. The increase was attributable primarily to a $1.2 million increase in loss in loss in joint venture and a $1.4 million increase in general and administrative expense, offset primarily by a $935 thousand increase in revenue and a $970 thousand decrease in research and development expense.

Comparison of the Nine Months Ended September 30, 2020 and 2019
The following table sets forth our historical condensed consolidated statements of operations data for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	Percentage
Revenue, net	$9,358	$2,011	$7,347	365.3%
Operating expenses:
Cost of goods sold	4,746	4,211	535	12.7%
Research and development	4,131	6,245	(2,114)	(33.9)%
Sales and marketing	1,593	2,098	(505)	(24.1)%
General and administrative	7,838	4,015	3,823	95.2%
Total operating expenses	18,308	16,569	1,739	10.5%
Loss from operations	(8,950)	(14,558)	5,608	(38.5)%
Interest expense	569	567	2	0.4%
Loss in joint venture	5,218	3,004	2,214	73.7%
Changes in fair value of promissory note	46	101	(55)	(54.5)%
Other income, net	(1,586)	(513)	(1,073)	209.2%
Loss before tax expense	(13,197)	(17,717)	4,520	(25.5)%
Tax expense	—	—	—	—%
Net loss	$(13,197)	$(17,717)	$4,520	(25.5)%

Revenue increased $7.3 million, or 365.3 percent, to $9.4 million for the nine months ended September 30, 2020 from $2.0 million for the same period in 2019. The increase is due primarily to $5.1 million of licensing revenue from Nexperia related to funding Gen-4 technology development and a $1.4 million increase in revenue from our contract with the U.S. Navy, of which $505 thousand was due to government authorized favorable rate changes, for the nine months ended September 30, 2020.
    Operating expenses increased $1.7 million, or 10.5 percent, to $18.3 million for the nine months ended September 30, 2020 from $16.6 million for the same period in 2019, due primarily to a $3.8 million increase in general and administrative expense, offset by a $2.1 million decrease in research and development expense.

Cost of goods sold increased $535 thousand, or 12.7 percent, to $4.7 million for the nine months ended September 30, 2020 compared with $4.2 million for the same period in 2019 due primarily to an increase in revenue.

    Research and development expense decreased $2.1 million, or 33.9 percent, to $4.1 million for the nine months ended September 30, 2020 from $6.2 million for the same period in 2019, due primarily to an increase in government contract revenue for which certain expenses otherwise classified as research and development expense were instead recognized in cost of goods sold and general and administrative expense.
    Sales and marketing expense decreased $505 thousand, or 24.1 percent, to $1.6 million for the nine months ended September 30, 2020 from $2.1 million for the same period in 2019, due primarily to a decrease in costs related to salaries and employee benefits resulting from a reduced number of employees and a decrease in travel costs due to COVID-19 related travel restrictions.

    General and administrative expense increased $3.8 million, or 95.2 percent, to $7.8 million for the nine months ended September 30, 2020 from $4.0 million for the same period in 2019, due primarily to an increase in legal and compliance costs related to the Merger and the Private Placement and an increase in legal, compliance and insurance costs related to the requirements of being a public company.
    Interest expense of $569 thousand for the nine months ended September 30, 2020 consists of $457 thousand for our revolving credit facility with Nexperia and $112 thousand for our note payable to Yaskawa. Interest expense of $567 thousand for the nine months ended September 30, 2019 consists of $455 thousand for our revolving credit facility and $112 thousand for our note payable to Yaskawa.
    Loss in joint venture increased $2.2 million, or 73.7 percent, to $5.2 million for the nine months ended September 30, 2020 from $3.0 million for the same period in 2019, due primarily to an increased loss resulting from the decreased utilization of the AFSW fabrication facility.
    Changes in fair value of promissory note were a $46 thousand loss and a $101 thousand loss for the nine months ended September 30, 2020 and 2019, respectively.
    Other income, net of other expenses, increased $1.1 million, or 209.2 percent, to $1.6 million for the nine months ended September 30, 2020 from $513 thousand for the same period in 2019, due primarily to a $928 thousand increase in renting a component of our research and development facility.
    Net loss decreased $4.5 million, or 25.5 percent, to $13.2 million for the nine months ended September 30, 2020 from $17.7 million for the same period in 2019. The decrease was attributable primarily to a $7.3 million increase in revenue, a $2.1 million decrease in research and development expense and a $1.1 million increase in other income, net, offset primarily by a $3.8 million increase in general and administrative expense and a $2.2 million increase in loss in joint venture.
Liquidity and Capital Resources
As of September 30, 2020, we had cash on hand of $4.4 million, other current assets of $4.2 million and current liabilities of $26.0 million, resulting in negative working capital of $17.4 million. As of September 30, 2020, the negative working capital included development loans of $10.0 million and an outstanding balance under our revolving credit facility, including accrued interest, of $10.2 million.
    The accompanying unaudited condensed consolidated financial statements have been prepared assuming that will continue as a going concern. As included in the accompanying unaudited condensed consolidated financial statements, we have generated recurring losses from operations and have an accumulated deficit and a working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of the unaudited condensed consolidated financial statements.
Future Funding Requirements
We plan to raise additional working capital to fund operations through the issuance of stock to investors, license of intellectual property and/or issuance of notes payable. In February 2020, we sold an aggregate of 5,380,000 shares of our common stock at a purchase price of $4.00 per share in a private placement. We believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans through December 2020.
    Our ability to continue as a going concern after December 2020 is dependent on our ability to raise significant additional capital to fund operating losses until we are able to generate liquidity from our business operations, as well as other factors such as developments regarding AFSW. To the extent sufficient financing is not available, we may not be able to develop, or may be delayed in developing, our offerings and meeting our obligations, and we may not be able to continue our operations. We will continue to evaluate our projected expenditures relative to our available cash and evaluate financing alternatives in order to satisfy our working capital and other cash requirements.

    Our principal sources of liquidity have been cash generated by issuing new shares and promissory notes and, more recently, cash generated from operations.
    On April 4, 2018, we entered into a multi-element commercial arrangement with Nexperia in order to raise an aggregate of $50.0 million in financing with approximately 9.9% equity dilution (on a fully diluted basis) in exchange for performing certain technology and product development activities for Nexperia. The commercial arrangement includes the LSA with Nexperia, which provides for term loans in an aggregate principal amount of up to $15.0 million and an additional $9.0 million loan commitment. During 2018, as a result of the arrangement with Nexperia, we received $29.0 million, consisting of $16.0 million, $10.0 million and $3.0 million from issuing convertible preferred stock, borrowings under a revolving credit facility and recording deferred revenue of license fee, respectively. During 2019, we received the remaining $21.0 million, consisting of $15.0 million from borrowings under the LSA and $6.0 million in licensing revenue. See Note 2 - Nexperia Arrangement to our condensed consolidated financial statements for more information.
Our future capital requirements after December 2020 will depend on many factors including our revenue growth rate, billing frequency, the impact of the COVID-19 pandemic, the timing and extent of spending to support further sales and marketing and research and development efforts, whether we are able to extend the maturity date of loans under the LSA with Nexperia, whether Yaskawa will elect to convert its convertible promissory note into our common stock in lieu of repayment and our obligations in connection with AFSW. FSL’s exercise of its put option and our consequent obligation to become the sole owner of AFSW (assuming regulatory approvals are obtained) will substantially increase our operating expenses and cash requirements, including as a result of our agreement to use our best efforts to maintain and continue the operations of AFSW for at least one year following the date on which we take over full ownership of AFSW. In addition, the future impact of the COVID-19 pandemic cannot be predicted with certainty and may make it more difficult or preclude us from raising additional capital, increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We will require additional equity or debt financing, which we may not be able to raise on terms acceptable to us or at all. If we are unable to raise additional capital when required, our business, results of operations and financial condition would be materially and adversely affected, or we may need to cease operations altogether.
Cash Flows
    As of September 30, 2020, our cash and cash equivalents were $4.4 million. The following table shows a summary of our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,		(Decrease) Increase
	2020	2019
Net cash (used in) provided by:
Operating activities	$(12,693)	$(11,324)	$(1,369)
Investing activities	(5,373)	(1,851)	(3,522)
Financing activities	19,512	13,000	6,512
Increase (decrease) in cash and cash equivalents excluding effect of foreign exchange rate changes	$1,446	$(175)	$1,621

Operating Activities
    Net cash used in operating activities was $12.7 million and $11.3 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease of $1.4 million was attributable primarily to a $5.0 million decrease in non-cash licensing revenue from a related party and a $2.8 million decrease in deferred revenue, offset primarily by a $5.6 million decrease in net loss and a $1.1 million increase in accounts payable and accrued expenses for the nine months ended September 30, 2020.
    Investing Activities
    Net cash used in investing activities was $5.4 million and $1.9 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease of $3.5 million was attributable primarily to a $3.6 million decrease in investment in joint venture.
    Financing Activities
    Net cash provided by financing activities was $19.5 million and $13.0 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash provided by financing activities during the nine months ended September 30, 2020 relates to aggregate net proceeds of $19.7 million from the closings of the Private Placement. Net cash provided by financing activities during the nine months ended September 30, 2019 relates to net proceeds of $13.0 million from our development loan with Nexperia.
Nexperia Loan and Security Agreement
On April 4, 2018, we entered into the LSA with Nexperia. The LSA provides for term loans in an aggregate principal amount of up to $15.0 million, which term loans are available in tranches (Tranche A, Tranche B and Tranche B-1) and subject to the satisfaction of specified conditions. As of December 31, 2019, $15.0 million aggregate principal amount of term loans were outstanding under the LSA. The LSA also provides for a $10.0 million Tranche C Loan commitment, which Tranche C Loans may be borrowed, repaid and reborrowed subject to the terms and conditions of the LSA. As of December 31, 2019, $10.0 million aggregate principal amount of Tranche C Loans were outstanding under the LSA. The proceeds of the loans under the LSA may be used as set forth therein for development work related to the DLA, the repayment of specified debt and for general corporate purposes.
    The Tranche A Loan was scheduled to mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2020, which was subsequently extended to June 30, 2020. In June 2020, the $5.0 million Tranche A Loan was satisfied in full upon transfer of our Gen-4 technology development to Nexperia, at which point we recognized $5.0 million as licensing revenue. The Tranche B Loan and Tranche B-1 Loan mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2021, subject to extension as provided in the LSA. The Tranche C commitments terminate, and the Tranche C Loans mature, on April 4, 2021.
    Loans under the LSA bear interest at the rate of 6.0% per annum. Interest is payable quarterly, on the date of any prepayment or repayment and on each maturity date for the loans then maturing. A commitment fee on the unused portion of the Tranche C loan commitment accrues at the rate of 0.7% per annum and is payable quarterly.
    Our obligations under the LSA are secured by a security interest on certain U.S. patents, which patents do not relate to our MOCVD or epiwafer technology.
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
Contractual Obligations and Commitments
As of September 30, 2020, there were no material changes to our contractual obligations and commitments, except for a reduction of $5.0 million in our development loans due within one year of December 31, 2019.
Off-Balance Sheet Transactions
    We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
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
Management has engaged outside resources with expertise in internal controls to assist in the remediation of both material weaknesses, however we have not completed all of the corrective actions and procedures as contemplated herein to remediate the identified material weaknesses. Management will continue to evaluate these new processes, controls and procedures to ascertain whether they are designed, implemented and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
An investment in our securities is highly speculative and involves a high degree of risk. We face a variety of risks that may affect our operations or financial results and many of those risks are driven by factors that we cannot control or predict. Investors should carefully consider the risks described below and all of the other information in this Report, before deciding to invest in our common stock. If any of the risks described below occur, our business, financial condition, results of operations and prospects could be materially adversely affected. In that case, the market price of our common stock would likely decline and investors could lose all or a part of their investment. Only those investors who can bear the risk of loss of their entire investment should consider an investment in our securities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.
Risks Related to our Business and the Industry in Which We Operate
We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability. If we cannot achieve or maintain profitability, stockholders could lose all or part of their investment.
Since our inception in 2007, we have generated minimal revenue and substantial net losses as we have devoted our resources to the development of our technology, and our business model has not been proven. As of September 30, 2020, we had an accumulated deficit of $157.1 million. For the nine months ended September 30, 2020 and 2019, our net loss was $13.2 million and $17.7 million, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in our infrastructure and research and development of our technologies, and if we are unable to secure a partner or additional business for our joint venture with Fujitsu Semiconductor Limited (“FSL”). These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses or obtain additional contracts from the federal government. Our revenue growth may be slower than anticipated or our revenue may decline for a number of other reasons, including slower growth of, or reduced demand for, GaN power management solutions, increased competition, or any failure to capitalize on growth opportunities. If we are unable to generate sufficient revenue, we may never become profitable or be able to maintain any future profitability. If this were to occur, our stockholders could lose all or part of their investment.
Our ability to continue as a going concern will depend on us being able to raise significant additional capital to fund our operations, which may be unavailable on attractive terms, if at all, and could dilute your investment.
Our recurring operating losses and our current operating plans raise substantial doubt about our ability to continue as a going concern for the next twelve months. Our independent registered public accounting firm issued their audit report on the years ended December 31, 2019 and 2018, which included an explanatory paragraph as to our ability to continue as a going concern. While we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans through December 2020, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate.
For example, we are party to a joint venture agreement with FSL for the ownership and operations of Aizu Fujitsu Semiconductor Wafer Solutions (“AFSW”), a wafer fabrication facility located in Aizu Wakamatsu, Japan.

We currently hold a 49% interest in AFSW. For as long as we have had an ownership interest in AFSW, it has operated at a loss. The unaudited operating losses incurred by AFSW over the 12-month periods ended September 30, 2020 and 2019 were approximately $12.1 million and $8.6 million, respectively. On April 1, 2020, FSL exercised its put option under the joint venture agreement and notified us that FSL intended to exit the joint venture by selling its 51% interest in AFSW to us. Under the terms of the joint venture agreement, the aggregate purchase price for FSL’s interest in AFSW is expected to be one Japanese Yen. While the joint venture agreement with FSL provides that completion of the transaction was to take place as soon as 60 days from the date of the exercise notice, we expect such transaction will be subject to regulatory and other approvals in Japan that we believe will take an additional three to six months from the date of this Report to obtain, assuming such approval is received at all. If we become the sole owner of AFSW and it continues to operate at a loss at such time (which we currently expect to be the case), our cash flows would be significantly negatively impacted. In addition, for at least one year following the date on which we take over full ownership of AFSW, we have agreed to use our best efforts to maintain and continue the operations of AFSW, which would continue to negatively affect our cash flow. We are currently exploring the possibility of inviting one or more third parties to be a partner in AFSW and are in early due diligence discussions with multiple parties for this purpose. Based on our current and future cash flow requirements and business needs at that time, we expect that by the time we have to take full ownership of AFSW, we may have to also consider other options including but not limited to raising more capital, selling some or all of AFSW to a third party, or moving our GaN production elsewhere and ceasing operations at AFSW. The ongoing COVID-19 pandemic may negatively impact or slow down any efforts by us to secure a partner or additional business for AFSW.
Similarly, we issued a promissory note to Yaskawa in the aggregate principal amount of $15.0 million that is convertible, in whole or in part at Yaskawa’s option, into shares of our common stock (subject to a maximum of 3,076,171 shares) at a conversion price of $5.12 per share. If Yaskawa does not elect to convert the note into shares of our common stock, we will be required to pay the outstanding principal and interest on the note by the earlier of September 30, 2022 or the occurrence of an event of default or a change of control of us, which will also negatively impact our cash flows and may affect our ability to continue as a going concern if we do not raise significant additional capital before that time.
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
Our ability to continue as a going concern will depend on us being able to raise significant additional capital to fund our operations and achieve our business objectives, as we do not expect to generate material revenue in the short-term. The future impact of the COVID-19 pandemic cannot be predicted with certainty and may make it more difficult or preclude us from raising additional capital, increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity. We will be required to engage in equity or debt financings to secure additional funds. If we close one or more additional equity or convertible debt financings, our stockholders may experience significant dilution of their ownership interests, the rights given to new equityholders may be superior to those of our common stockholders and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to run our business or incur additional indebtedness. The debt financing could also contain restrictive covenants that may impact how we run our business and could result in the loan being paid back in full immediately if we are in non-compliance. In addition, if we are unable to raise additional capital when needed or on acceptable terms, we may not be able to, among other things:
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
The effects of health epidemics or pandemic could materially affect our operations globally, including at our headquarters in California and at our subsidiaries in Japan. For example, the COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. The COVID-19 pandemic continues to impact our business and has adversely disrupted and will further disrupt the operations at certain of our customers, partners, suppliers and other third-party providers for an uncertain period of time, including as a result of travel restrictions, adverse effects on budget planning processes, business deterioration, and/or business shutdowns, all of which has impacted our business and results of operations. Some of our customers have experienced delays in their internal development programs and design cycles with our GaN products due to the effects of the COVID-19 pandemic, which have led to postponements of their orders of our products and postponements of determinations that our products will be used in their designs for new products under development with corresponding delays in their market introduction and our achievement of revenues. Our billings under our contract with the U.S. Navy may be lower than originally expected as a result of the pandemic. The pandemic has also led to expected delays for certain milestones in our development projects that are due in 2021.
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
There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. Some of our suppliers of certain materials used in the production of our products are located in areas impacted by the COVID-19 pandemic, which could limit our ability to obtain sufficient materials for our products. Furthermore, the pandemic may negatively impact any efforts by us to secure a partner or additional business for AFSW. The pandemic has and will continue to adversely affect global economies and financial markets, resulting in an economic downturn that could affect demand for our products and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. Any of the foregoing could significantly harm our business, and we cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business.

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
The markets in which we compete are highly competitive. We expect competition to intensify in the future as existing competitors and new market entrants introduce new products into our markets. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and the loss of market share, any of which could seriously harm our business, financial condition and results of operations. If we do not keep pace with product and technology advances and otherwise keep our product offerings competitive, there could be a material and adverse effect on our competitive position, revenue and prospects for growth. Many of our existing competitors, such as silicon-based product providers (e.g., ST Microelectronics, ON Semiconductor, and Mitsubishi), silicon carbide-based product providers (e.g., Rohm, United Silicon Carbide and Cree) and other high-voltage GaN product providers (e.g., Power Integrations, Infineon, GaN Systems, Navitas and Texas Instruments), have, and some of our potential competitors could have, substantial competitive advantages such as:
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
In 2019 and to date in 2020, our partly-owned fabrication facility through AFSW satisfied all of our GaN fab-wafer requirements (i.e., when a GaN epiwafer undergoes various processes at a wafer fabrication facility). While we believe AFSW has sufficient capacity for our near-term business needs and is reasonably scalable as our demand for throughput increases, any disruption in the AFSW fabrication facilities may severely impact our supply. On April 1, 2020, FSL exercised its put option under the joint venture agreement and notified us that FSL intended to exit the joint venture by selling its 51% interest in AFSW to us. Based on our current and future cash flow requirements and business needs at the time that we take over full ownership of AFSW, the timing of which is uncertain, we may be unable to sustain or continue to operate the AFSW facility. In the event that we are unable to continuously sustain the AFSW fabrication facility, securing supply from another source and adapting our process at such source would lead to a significant set of challenges, additional costs and delays.
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
We additionally use outsourced assembly and test providers (“OSATs”) for packaging and testing of our products. We utilize multiple OSATs for various package types and a single OSAT for each type of package. These

OSATs may take time, or may be unable, to respond if our throughput demands increase, particularly if we expect a rapid increase in production and could harm our ability to meet unexpected rises in demand in an acceptable time frame. If the OSATs we use are unable or unwilling to package and test our products in our required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative OSATs. This qualification process would typically take three to nine months and we may not find sufficient capacity in a timely manner or at an acceptable cost to satisfy our production requirements.
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
Because we depend on third-party manufacturers to build portions of our products, we are susceptible to manufacturing delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales, income and customers.
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
Our multi-year contracts signed with agencies and departments of the U.S. government are generally subject to annual fiscal funding approval and may be renegotiated or terminated at the discretion of the government. Termination, renegotiation or the lack of funding approval for a contract could adversely affect our sales, revenue and reputation. Additionally, our government contracts are generally subject to requirements that are not typically present in commercial contracts, such as various Federal Acquisition Regulation or Defense Federal Acquisition Regulation clauses. These clauses place certain requirements upon us such as compliance with equal opportunity employment, safeguarding of contractor information systems, executive compensation restrictions and reporting of certain lobbying activities. Government contracts are also subject to audits and investigations. Failure to meet contractual requirements could result in various civil and criminal actions and penalties, and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government, any of which could materially adversely affect our business, financial condition and results of operations.
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
For example, our cooperation agreement with Nexperia, which is key to our business, contains certain terms that, if triggered, could have a material adverse effect on our business, financial condition, results of operations and prospects. For instance, the LSA contains customary events of default including, among others, payment defaults, breaches of covenants defaults, the occurrence of a material adverse change, bankruptcy and insolvency defaults, cross defaults with certain material indebtedness, judgment defaults, and the occurrence of a change of control. In addition, an event of default will occur if the Development and Loan Agreement (“DLA”) is terminated under certain circumstances or we fail to timely deliver reports related to statements of work under the DLA. Upon the occurrence and during the continuance an event of default, Nexperia may declare all or a portion of our outstanding obligations to be immediately due and payable and exercise other rights and remedies provided for under the LSA. If specified events of default occur and remain continuing for more than 30 consecutive days, we are required to assign a portion of our patent portfolio constituting collateral to Nexperia in satisfaction of our obligations under the LSA. During the existence of an event of default, interest on the obligations could be increased to 3.0% above the otherwise applicable interest rate. Additionally, pursuant to an intracompany license agreement with our wholly owned subsidiary, Transphorm Japan Epi (“TJE”), if certain events (some of which may be beyond our control) occur, we could be forced to sell TJE at fair market value to a third party that is approved by us and Nexperia. While TJE’s epiwafer capacity currently is not required for production of our products, if such a “forced-sale” event were to happen in the future, we could be required to purchase a portion of our epiwafer requirements from the third party that purchases TJE. This could impact our epiwafer costs, reduce any overall profits, or cause us to lose a portion of our capacity, requiring us to generate more epiwafer capacity earlier than planned. This would result in greater capital expenditure than anticipated, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and compliance with these rules and regulations will require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of our board of directors and management. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our board of directors.
Any failure to maintain effective internal controls over our financial reporting could materially and adversely affect us.

Section 404 of the Sarbanes-Oxley Act requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal controls over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed time frame or at all, that our internal control over financial reporting is effective as required by Section 404. For example, in connection with the audit of our consolidated financial statements for the years ended December 31, 2019 and 2018, we identified certain deficiencies relating to our internal control over financial reporting that constitute material weaknesses under standards established by the Public Company Accounting Oversight Board (the “PCAOB”), and we cannot predict the outcome of our testing in future periods. If we identify additional material weaknesses in the future or are unable to remediate the material weaknesses we currently have, our financial statements may be inaccurate and investors could lose confidence in the reliability of our financial statements, which in turn could negatively affect the market price of our common stock. In addition, if we are not able to continue to meet these requirements, we may not be able to become or remain listed on any national securities exchange or other exchange or quoted on an over-the-counter market.
We have identified material weaknesses in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our consolidated financial statements in future periods.
We have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In connection with the audit of our consolidated financial statements for the year ended December 31, 2018, we identified certain deficiencies relating to our internal control over financial reporting that constitute material weaknesses under standards established by the PCAOB. As of December 31, 2019 and September 30, 2020, these material weaknesses continued to exist. Accordingly, we were not able to assert that our internal control over financial reporting was effective as of December 31, 2019. The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. We identified a material weakness related to the fact that certain members of our finance team and personnel are able to operate across a number of different functions and have user access that gives rise to segregation of duties risks in connection with our information technology infrastructure. Access to systems has subsequently been restricted and access will be managed by independent personnel. The other material weakness relates to a lack of evidence to support review work and oversight procedures. Formal review processes and meetings are being introduced in addition to the creation of a specific role in the finance team to review documentation and prepare evidence of such review. These material weaknesses have a pervasive impact on various activity level and financial reporting cycles. We will need to take additional measures to fully remediate these deficiencies. The measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issue identified, (2) ensure that our internal controls are effective, or (3) ensure that the identified material weaknesses or other material weaknesses will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in SEC rules and forms will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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
We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements in this Report. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of June 30 of any year or if we have total annual gross revenue of $1.07 billion or more during any fiscal year, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. If we rely on these exemptions, investors may find our common stock less attractive, which could result in a less active trading market, if any, for our common stock and more volatility or a decline in our stock price.
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
We are currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and the market value of our stock held by non-affiliates, or our public float, is less than $250 million. In the event our public float increases, we will remain a smaller reporting company if we continue to have annual revenues of less than $100 million during our most recently completed fiscal year and our public float is less than $700 million. If we are still considered a smaller reporting company at such time as we cease being an “emerging growth company,” we will be required to provide additional disclosure in our SEC filings. However, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects, and may cause some investors not to invest in or hold our stock.
We are not currently subject to compliance with rules requiring the adoption of certain corporate governance measures and, as a result, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.
The Sarbanes-Oxley Act, as well as resulting rule changes enacted by the SEC, the New York Stock Exchange and the Nasdaq Stock Market, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges. Because our common stock is not currently listed on a national stock exchange, we are not required to comply with many of the corporate governance provisions and we have not yet adopted certain of these measures. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters.

We may be a controlled company within the meaning of the Nasdaq and NYSE rules if we eventually list on such exchange, and, as a result, may qualify for and intend to rely on exemptions from certain corporate governance requirements.

As of September 30, 2020, KKR Phorm Investors L.P. (“Phorm”), an entity owned by investment funds advised by Kohlberg Kravis Roberts & Co. L.P., beneficially owned approximately 60.0% of our outstanding common stock. As a result, we may be a controlled company within the meaning of the Nasdaq or NYSE corporate governance standards, if we eventually list on the applicable exchange. Under Nasdaq rules, for example, a controlled company may elect not to comply with certain corporate governance requirements of the Nasdaq, including the requirements that:
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
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to decline significantly, even if our business is doing well.
Pursuant to the registration rights agreement we entered into with certain holders of our common stock, we filed a registration statement with the SEC to permit the resale of up to 38,227,152 shares of our common stock, which includes shares of common stock reserved for issuance pursuant to outstanding warrants and a convertible promissory note. Such registration statement, which was declared effective by the SEC on June 19, 2020, permits the resale of these shares at any time for up to three years following its effective date. The resale, or expected or potential resale, of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, we expect that, because all of our outstanding shares of common stock and shares underlying outstanding warrants and a convertible note are registered pursuant to the registration statement, selling stockholders will continue to offer shares covered by such registration statement in significant amounts and for a significant period of time, the precise duration of which cannot be predicted. If our stockholders sell, or the market perceives that our stockholders intend to sell, a substantial amount of our common stock in the public market, the market price of our common stock could decline significantly.
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
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. In addition, because we did not become a reporting company by conducting an underwritten initial public offering of our common stock, and because we are not currently listed on a national securities exchange, security analysts of brokerage firms may not provide coverage of our company. We cannot assure you that brokerage firms will provide analyst coverage of our company in the future, or continue such coverage if started. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our company as a result of more limited coverage by analysts and the media, which could harm our ability to raise additional funding in the future. The failure to receive research coverage or support in the market for our shares will have an adverse effect on our ability to develop a liquid market for our common stock, which will negatively impact the trading price of our common stock.
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
As of September 30, 2020, Phorm, our largest stockholder, beneficially owned approximately 60.0% of our common stock, and our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 72.8% of our common stock. As a result, these stockholders, acting together, or Phorm individually, have the ability to significantly impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together or Phorm individually, have the ability to significantly impact the management and affairs of our company. The interests of these stockholders may not be the same as or may even conflict with your interests. The concentration of ownership might decrease the market price of our common stock by:
The interests of these stockholders may not be the same as or may even conflict with your interests. The concentration of ownership and Phorm’s rights under the Phorm Stockholders Agreement might decrease the market price of our common stock by:

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
Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
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
Any person purchasing or otherwise acquiring any interest in any shares of our common stock shall be deemed to have notice of and to have consented to these provisions of our bylaws. These choice of forum provisions may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery or a federal district court may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find either of these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.
We do not intend to pay dividends for the foreseeable future so any returns will be limited to changes in the value of our common stock.
We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Any future determination about the payment of dividends will be made at the discretion of our board of directors and will depend upon our results of operations, cash flows and financial condition, operating and capital requirements, contractual restrictions, including any loan or debt financing agreements, and such other factors as our board of directors deems relevant. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment, which may never occur.

Item 2.    Unregistered Sales of Equity Securities and use of Proceeds
On September 11, 2020, we issued an aggregate of 123,501 shares of restricted stock to certain consultants as consideration for services to be rendered. This issuance was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering. The recipients of the restricted stock awards represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. The recipients had adequate access to information about the Company, and the issuance of the securities was made without any general solicitation or advertising.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Form	Incorporated by Reference Exhibit No.	Filing Date	SEC File No.
10.1	Form of Restricted Stock Unit Agreement under 2020 Equity Incentive Plan	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transphorm, Inc.

Date:	November 10, 2020	By:	/s/ Mario Rivas
Mario Rivas
Chief Executive Officer
(principal executive officer)

		By:	/s/ Cameron McAulay
Cameron McAulay
Chief Financial Officer
(principal financial and accounting officer)