Form 10-K
period 2020-12-31
Transphorm, Inc.
filed 2021-03-12
CIK 1715768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number: 000-55832
Transphorm, Inc.
(Exact name of registrant as specified in its charter)

Delaware		82-1858829
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
75 Castilian Drive
Goleta,	California	93117
(Address of principal executive offices)		(Zip Code)

(805) 456-1300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s common stock.

As of February 28, 2021, 40,278,796 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2020, are incorporated by reference into Part III of this report (or information will be provided by amendment to this Form 10-K), as noted herein.

Transphorm, Inc.
Form 10-K

Glossary of Terms and Abbreviations
The following is a glossary of technical terms used in this Annual Report on Form 10-K (this “Report”):
AC – alternating current
AEC-Q101 – Automotive Electronic Council’s electronic components stress qualification standard

AFSW – Aizu Fujitsu Semiconductor Wafer Solutions, our joint venture wafer fabrication facility located in Aizu Wakamatsu, Japan

BJT – bipolar junction transistor, a semiconductor device

Bus voltage – voltage into, out of or within connections of a power electronic system

CMOS – complementary MOS (metal oxide semiconductor), widely used semiconductor transistor architecture

D2Pak – a surface mountable version of the TO220 package

DC – direct current

Die/Chip – an individual semiconductor device on the wafer, prior to packaging

EAR – Export Administration Regulation

Epi/Epiwafer/Epimaterials – GaN device layers grown on a substrate, from which active GaN-based devices are subsequently manufactured in a wafer fabrication facility

Fab – fabrication, generally referring to a semiconductor wafer fabrication facility

FET – field effect transistor, a type of switching transistor

Figure of Merit - a quantity used to characterize the performance of a device, system or method, relative to its alternatives

FIT – failure in time, referring to the expected number of device failures per billion hours of operation

GaN – gallium nitride

HEMT – high electron mobility transistor, a type of switching transistor with superior electronic properties

IGBT – insulated-gate bipolar transistor, a three-terminal power semiconductor device primarily used as an electronic switch

JEDEC – Joint Electron Device Engineering Council, an independent semiconductor engineering trade organization and standardization body that represents all areas of the electronics industry

LIDAR – light detection and ranging, a remote sensing method that uses light in the form of a pulsed laser to measure distance

Lossy – in the context of switching devices, subject to loss of power due to switching inefficiencies and other factors

MOCVD – metal organic chemical vapor deposition, a technique for layering GaN layers onto substrates such as a silicon substrate and making the starting GaN semiconductor material (i.e., an epiwafer)

Moore’s law – the observation that the number of transistors in a dense integrated circuit doubles about every two years

MOSFET – metal-oxide-semiconductor field-effect transistor, a type of transistor

Power converters / Inverters – electronic systems used to convert electricity from AC to DC (such as a charger), DC-AC (such as an inverter) or in some cases AC-AC or DC-DC within the systems converting from one voltage level to another

PQFN – power quad flat no lead package, a compact surface mountable package used in power semiconductors

RF – radio frequency

SCR – silicon controlled rectifier, an early semiconductor switching device

Si – silicon

SiC – silicon carbide

TO – transistor outline leaded packages commonly used in power semiconductors (such as TO220, TO247)

Risk Factor Summary
Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.
•We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability.
•Our recurring operating losses and our current operating plans raise substantial doubt about our ability to continue as a going concern for the next twelve months. Our ability to continue as a going concern will depend on us being able to raise significant additional capital to fund our operations, which may be unavailable on attractive terms, if at all, and could dilute your investment.
•Our quarterly results of operations are likely to vary from period to period, which could cause the market price of our common stock to fluctuate or decline.
•Our business could be adversely affected by the effects of health epidemics or pandemic, including the ongoing COVID-19 global pandemic.
•We may not be able to develop new technologies and products to satisfy changes in customer demand or industry standards, and our competitors could develop products that decrease the demand for our products.
•We must commit resources to development, design and production prior to receipt of purchase commitments and could lose some or all of the associated investment.
•We compete in highly competitive markets, and competitive pressures from existing and new companies may adversely impact our business and operating results.
•We rely on third-party channel partners to sell our products. If our partners fail to perform, our ability to sell our products and services could be limited, and if we fail to optimize our channel partner model going forward, our operating results could be harmed.
•We rely on limited sources of wafer fabrication, packaged products fabrication and product testing, the loss of which could delay and limit our product shipments.
•Because we depend on third-party manufacturers to build portions of our products, we are susceptible to manufacturing delays and pricing fluctuations that could prevent us from shipping customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales, income and customers.
•Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.
•Our current operations are concentrated in one location and in the event of an earthquake, terrorist attack or other disaster affecting this location or those of our major suppliers, our operations may be interrupted and our business may be harmed.

•The loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.
•If we fail to effectively manage our growth, our business, financial condition and results of operations would be harmed.
•We are subject to a number of risks associated with international sales and operations.
•We are subject to government regulation, including import, export and economic sanctions laws and regulations that may expose us to liability and increase our costs.
•Our sales to government customers subject us to uncertainties regarding fiscal funding approvals, renegotiations or terminations at the discretion of the government, as well as audits and investigations, which could result in litigation, penalties and sanctions including early termination, suspension and debarment.
•Any failure by us to protect our proprietary technologies or maintain the right to use certain technologies may negatively affect our ability to compete.
•If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose certain intellectual property rights.
•Any failure to maintain effective internal controls over our financial reporting could materially and adversely affect us.
•We have identified material weaknesses in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our consolidated financial statements in future periods.
•Our common stock trades on the OTCQB instead of a national securities exchange, which may make it more difficult for stockholders to sell their shares.
•Our common stock may not be eligible for listing or quotation on any securities exchange.
•The designation of our common stock as a “penny stock” would limit the liquidity of our common stock.
•Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to decline significantly, even if our business is doing well.
•We may be subject to certain liquidated damages pursuant to the registration rights agreement we entered into with certain holders of our securities.
•Our principal stockholders and management have substantial control over us and could delay or prevent a change in corporate control.
•Anti-takeover provisions in our charter documents could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.

Note Regarding Forward-Looking Statements
This Annual Report, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. All statements other than statements of historical fact contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
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

Item 1.        Business

Unless otherwise stated or the context otherwise indicates, references to “Transphorm,” the “Company,” “we,” “our,” “us,” or similar terms refer to Transphorm, Inc. and its subsidiaries.
Overview
We are a global semiconductor company founded in 2007. We are a pioneer, and a market and technology leader, in the wide-bandgap GaN power electronics field for high voltage power conversion applications. We deliver high quality and reliable GaN devices with high performance, while providing application design support to a growing customer base. Our GaN devices allow customers to design smaller, lighter and cooler power systems creating increased functional value in end products including smartphone power adapters/fast-chargers, power supplies for datacenter servers/communication, industrial power converters and chargers/converters/inverters for electric vehicles, among other applications. We deploy our unique vertically integrated innovation model that leverages one of the industry’s most experienced GaN engineering teams (with over 300 years of combined experience) at every development stage: device design, materials growth, device fabrication, packaging, circuits and application support. This approach, backed by one of the GaN power industry’s largest intellectual property portfolios with access to over 1,000 world-wide patents, has yielded the industry’s first automotive-grade AEC-Q101 and JEDEC qualified high voltage GaN FETs. Our innovations are designed to move power electronics beyond the limitations of silicon and provide our customers with the potential to achieve higher efficiency or lower loss (e.g., titanium-class performance in power supplies), higher power density (e.g., compact size or improved form factor) and, in many designs, an overall lower system cost.

Our Technology
Driving “Moore’s law of Power” with GaN: At the core of any power converter or inverter widely utilized in converting electrical energy from one form to another (for example, AC to DC), are semiconductor-based electronic switches, traditionally made with silicon-based devices. While silicon and silicon-based switching transistors like MOSFETs and IGBTs are reaching their technological limits, GaN FETs have significant potential for performance to further the roadmap for power conversion systems that require ever increasing power density (ability to pack power in a small volume), analogous to Moore’s law for digital semiconductors. In this case, the “Moore’s law” analogy is the increasing power density over time, which has been achieved via improvements in switching devices, starting with SCRs, then BJTs, followed by IGBTs and MOSFETs, all of which are silicon-based devices. Relative to silicon-based devices, GaN devices offer advantages including higher switching speeds, higher breakdown voltages and lower resistance. Today, wide-bandgap semiconductors like SiC and GaN are driving the innovation in power electronics.

Our GaN FETs: Our proprietary GaN on silicon material growth (or epiwafer technology) knowhow via MOCVD allows us to build our GaN devices on inexpensive silicon substrates, thereby leveraging the cost structure of well-established silicon-based manufacturing. Our proprietary GaN epiwafer designs also allow us to achieve devices capable of sustaining high voltages well in excess of the 650 Volts required for typical power switching applications, with ultra-low losses. At the core of our GaN FET device is a two-chip, normally-off 650 Volt GaN platform, integrating a low voltage Si FET input/drive stage with a high voltage GaN output stage to deliver a normally-off, packaged power device to the end user. Compared to other approaches by which a normally-off, high voltage GaN switching device can be made, our approach is more robust than other alternatives (so-called junction gated or p-GaN type devices) that typically offer low safety margins. A typical standard Si-MOSFET consists of a normally-off input portion (gate control) with a normally-on output portion (high voltage drift region), that are integrated in one device. We have integrated two separate die in one package in a chip-on-chip configuration to achieve the best of both worlds - high robustness and high performance. The result is a normally-off power device package with a combination of reliability, robustness, design margin and performance. This approach is now being adopted by other GaN manufacturers, which we believe validates our approach and makes our strong intellectual property even more important going forward. Our GaN FETs stand out in the industry due to their capability to withstand much higher voltages than those required for device ratings (for instance, our standard 650 Volt products have a destructive breakdown voltage in excess of 1,000 Volts, which is high in comparison to the typical range for our competitors’ GaN devices of 650 Volts to 1,000 Volts), contributing to our safety margins in operation.

Continued Innovation: We have a strong innovation track record as evidenced by a series of firsts in the GaN high voltage arena, including the first automotive-grade AEC-Q101 and JEDEC qualified high voltage GaN FETs. We have also released multiple generations of products beginning with Gen-1 and Gen-2 prior to 2016, to Gen-3 in 2018, Gen-4 in 2020 and now our Gen-5 offerings under development. Each product platform seeks to improve key industry metrics (or figures of merit) designed to result in both improved performance (lower losses in power converters/inverters for our customers) and lower cost by enabling lower die size and simpler packages.

Epiwafer Products: Recently, we also started to monetize our strong core expertise in GaN epiwafer technology by providing GaN epiwafer products for the RF/microwave/millimeter wave market, as well as for certain strategic customers in the power device market. In 2018 and 2019, we were awarded the base portion and option portion, respectively, of an $18.5 million contract by the U.S. Navy, which we believe is validation of our technology, intellectual property and capability in this area. We aim to establish ourselves as a U.S.-based supplier for advanced GaN epiwafer products for both the U.S. Department of Defense and commercial applications.
Our Solution and Business Model

Our GaN product offerings are based on innovation across the value chain, starting from GaN material and epiwafers to GaN device design, and from wafer fabrication to packaging, as well as application-based reference designs that help our customers extract the most value from GaN. This vertically integrated control of the value chain has resulted in rapid innovation, manufacturing control, and the high quality, high reliability (Q+RTM) brand of high voltage GaN offerings that we offer.

Target Power Market Focus: Our GaN on silicon FET products start with a 650 Volt rating and currently go up to 900 Volts, and we are developing products that we believe will go up to 1,200 Volts. 650 Volt products represent a large portion of the power conversion market because the world-wide line voltage into which these converters have to plug in ranges from 110 Volts to 240 Volts, resulting in in-system voltages of 400 Volts to 500 Volts that necessitate a 650 Volt power device. Similarly, higher bus voltage applications such as those running off an 800 Volt battery for an inverter require higher voltage ratings from power devices. As the voltage requirement gets higher, a silicon-based power device switch becomes increasingly lossy and the differentiation in performance offered by a GaN device increases.

Products: Our products currently address power conversion applications ranging from approximately 30 watts to approximately 10 kilowatts. Our GaN FETs are offered in various packages, addressing our customers’ needs from very robust to compact packages. In addition to the appropriate device, a robust and easy-to-use package is key for a power product because the heat dissipated in the device ultimately is removed via the package and then the system heat sink. TO packages have historically served a significant role in the power semiconductor industry. We have designed our GaN products in these TO packages to deliver kilowatt class power that takes advantage of GaN’s high efficiency and low loss switching capability along with a solid thermal interface offered by the TO package. We also offer surface mount equivalents of the TO packages such as the D2Pak, where surface mount capability is a must. On the other hand, for fast switching compact power adapters (typically sub-300 watt), the compact PQFN package is our standard offering. Our packaged products also incorporate simple but powerful high frequency and high speed switching design philosophies, resulting in GaN solutions with stable operation at multi kilowatts, at high-speed and high frequency (multi-100 kHz to MHz), all while maintaining high quality and reliability.

Markets: Our GaN products switch much faster than equivalent silicon products and increase a system’s power density, producing greater efficiency while enabling system size reduction. With their proven reliability and ability to reduce size and save energy, 650 Volt GaN FETs have now been adopted in the market. GaN provides cost-competitive, easy-to-embed solutions that reduce energy loss and system size by as much as 40 percent, while enabling system cost reduction, to simplify converter and inverter design and manufacturing.

Our products today address power conversion applications including:

•low power applications (30 watt to 300 watt) such as smartphone power adapters/fast chargers and laptop and appliance power supplies;

•medium power applications (several hundred watts to sub 5-kilowatts) such as power supplies for datacenter servers, communications infrastructure, and industrial servo drives for motors and robotics; and

•high power applications (greater than 5 kilowatts) such as onboard chargers, converters and inverters for electric vehicles and power supplies for industrial applications.

We believe power conversion with high voltage semiconductor devices (e.g., 650 Volt devices) is a large market opportunity. Based on reports from various third party research firms, we estimate the total addressable market for GaN to be approximately $1.6 billion. Market research firm Yole Développement predicts growth for the GaN power device market with GaN power semiconductor-related revenues as high as $400 million by 2023.

In addition to the power semiconductor market, we have started supplying GaN epiwafers on various substrates, including silicon carbide, sapphire and silicon, ranging from 4 to 6 inches in diameter, for RF/microwave/millimeter wave device markets, and we believe we are in a position to target the growing 5G RF market in the future. We believe the existing market for GaN RF transistors for wireless infrastructure and 5G exceeds $500 million, and we can service a portion of this market attributed to epiwafers. For these areas, we also have the advantage of being a pure-play epiwafer foundry as we do not make RF device products.

Our History

Overview: Our company was launched in 2007 by experienced founders Professor Umesh Mishra and Dr. Primit Parikh, with more than 30 years of GaN technology and business experience between them at the time, with the goal of commercializing GaN technology for the large power semiconductor market while making a global impact on electrical energy savings and simplifying power conversion for end users. We have been a key player in the area of high voltage GaN power devices from our early days with several industry firsts, including the first GaN on silicon device to the first 600 Volt GaN device JEDEC qualification, the first high voltage GaN automotive qualified product under the stringent AEC-Q101 standard, the first high temperature (175C) rated GaN offering, and the first field reliability data including over 7 billion hours of operation with a statistical failure rate of <1 FIT (1 per billion hours of operation).

Blue Chip Partnerships: Throughout our history, we have established blue chip partnerships with strong investors, manufacturing and channel partners, key customers, and strategic investors and partners. In 2020 and 2019, Nexperia B.V. (“Nexperia”) and the U.S. government each accounted for more than ten percent of our revenues. In 2018, Avnet Technology Hong Kong Ltd., Fujitsu Electronics Pacific Asia Ltd and Digikey Corporation each accounted for more than ten percent of our revenues.

In 2014, we established a business integration, IP acquisition/licensing and channel partnership agreement with Fujitsu Limited (“Fujitsu”) and Fujitsu Semiconductor Limited (“FSL”), pursuant to which we established Transphorm Japan as a wholly owned subsidiary, with a leading manufacturing and quality team from FSL. In connection with this agreement, we entered into a manufacturing partnership for FSL’s high quality 6-inch silicon wafer fabrication plant in Aizu Wakamatsu, Japan that allowed us to bring silicon-like manufacturing excellence to GaN products. We also acquired a patent portfolio from FSL and a license to a separate portfolio from Fujitsu. This relationship further led to the establishment in 2017 of a joint venture with FSL for the 6-inch Aizu facility, in which we are a currently a noncontrolling, minority partner. In April 2020, FSL exercised its put option and notified us that it intended to exit the joint venture by selling its 51% interest in the Aizu facility to us. While the joint venture agreement with FSL provides that completion of the transaction was to take place as soon as 60 days from the date of the exercise notice, such transaction is subject to regulatory and other approvals in Japan that we believe will take up to the second quarter of 2021 to obtain, assuming such approval is received at all. For more information, see the section below titled “—Manufacturing and Supply—Wafer Fabrication and Joint Venture with Fujitsu.”

In 2015, KKR Phorm Investors L.P. (“Phorm”), an affiliate of Kohlberg Kravis Roberts & Co. L.P., made an investment of $70 million in us with the goal of enabling us to get our GaN products that had completed concept, engineering, manufacturing, reliability and quality testing to mass market. As of the filing of this Report, Phorm remains our largest stockholder.

In 2017, we entered into a partnership with Yaskawa Electric Corporation of Japan (“Yaskawa”), a global leader in motion control and a pioneer in the adoption of new semiconductor technology for the field of servo motors, robotics and renewables. In October 2017, Yaskawa loaned us $15.0 million pursuant to a convertible promissory note that is convertible, in whole or in part and at Yaskawa’s option, into our common stock (subject to a maximum of 3,076,171 shares). Yaskawa seeks to enable smaller, faster and more efficient power electronics servo drives in applications such as robotics, which use servo motors to enable movement along various axes of motion in a robot, to improve robot functions. We are developing customized versions of our GaN devices for Yaskawa and for other motor drive use.

In December 2020, we entered into a cooperation and development agreement with Yaskawa, pursuant to which Yaskawa agreed to provide $4.0 million over approximately three years to fund development activities related to industrial power conversion applications, with an initial focus on servo motor drive applications. Yaskawa provided $1.0 million of this $4.0 million commitment in December 2020. The Company evaluated and concluded that the deliverables are the same and nature of the services to be provided to Yaskawa will be consistent over the period of approximately three years. Accordingly, the Company recognized $333 thousand as revenue during the year ended December 31, 2020. As of December 31, 2020, $667 thousand is included in deferred revenue on the consolidated balance sheet.
In 2018, we established a five-year cooperation agreement with Nexperia, a leader in silicon-based power semiconductors for automotive products, with the goal of establishing a second source of our GaN products and better positioning to penetrate the automotive market with our GaN products in the long term. Through a combination of equity ownership, a loan agreement, technology development projects, and licensing of our wafer-fabrication process and certain products, we secured significant funding from Nexperia. We believe this agreement is further indicative of our strong intellectual property portfolio as well as our ability to create revenue streams by monetizing our intellectual property.

In 2020, we established a relationship with Marelli, a leading automotive Tier-1 supplier (headquartered in Japan and with a world-wide footprint) for long term development of our automotive converter and inverter products. Marelli also made an equity investment of $4.0 million in our February 2020 private placement and committed to invest an additional $1 million by March 31, 2021, subject to there being no material adverse change to our financial condition.

In December 2020, we entered into a joint venture agreement with JCP Capital Management, LLC (controlling party with 75% ownership) to create GaNovation, Pte. Ltd., a joint venture company in Singapore, to engage in the business of distribution, development and supply of GaN products. In connection with the establishment of GaNovation, we appointed GaNovation as our exclusive distributor in Greater China, with rights to procure epiwafers, processed wafers and Si-MOSFET wafers from us, rebrand and resell packaged products purchased from us, and customize and develop mutually-agreed-upon products. The operations of AFSW is expected to be contributed into this joint venture upon the approval of the regulatory authorities.
Customer Partnerships: Beginning in 2018, we have empowered our customers’ success and have seen several customers introduce their end power conversion products such as power supplies, battery chargers and fast charging adapters into the market. For example, Corsair, a leading supplier of high performance gaming equipment, successfully introduced its AX1600i series of GaN-based power supplies. This success has served a significant role in allowing us to ship more than half a million GaN products to market. We estimate that the half million GaN products estimated to be operating now for two years have resulted in at least five billion hours of combined field operation - a first for high voltage GaN. As mentioned above, Yaskawa has partnered with us with a view of enabling GaN devices for servo drives in robotics applications. We have also developed a partnership with a company based in Asia with key design expertise for GaN-based adapter products, including certain non-recurring engineering payment-based development by us for our partner entailing limited time exclusivity for specific products developed pursuant to the partnership, subject to meeting minimum quarterly sales. We own a minority 1% share in this partner company, headquartered in Hong Kong. Lastly, in 2018 and 2019, the U.S. Navy awarded us the base portion and option portion, respectively, of an $18.5 million three-year contract to create a U.S.-based source of advanced GaN epiwafer materials for the U.S. Department of Defense, which we believe exemplifies the recognition of our strong GaN MOCVD epiwafer platform, intellectual property and manufacturing scale and creates an opportunity for us to sell into the broader GaN RF epiwafer market. This has helped us in developing a second vertical - our GaN epiwafer business - to supplement our primary business of GaN power products. In this area, we have started to sell epiwafers, targeting both customers within the U.S. Department of Defense (including those resulting from the impact of the U.S. Navy program as well as others) and commercial RF and power device customers.

We are dependent on revenues from certain key customers such as Nexperia and the U.S. government, and distributors who sell to Corsair, Bel Power Systems, Common Power and Xentris, as well as on revenues from sales of our epiwafer products to various customers engaged in research and development for the U.S. Department of Defense utilizing our GaN epiwafer products. In particular, for the years ended December 31, 2020 and 2019, Nexperia and the U.S. government each accounted for more than ten percent of our revenues.

Commercialization

Current GaN Power Products: We have qualified and released to manufacturing a number of products based on our 650 Volt GaN FET technology. Our current product portfolio in the market is based on our 650 Volt Gen-1 to Gen-4 GaN FET platforms. Our products are offered in the industry standard TO packages (TO247 and TO220) or the 8x8 PQFN surface mount packages. The TO packages offer the most robust thermal performance and result in higher power per device, ranging from 1 kilowatt to over 5 kilowatt, and the PQFN packages offer the most compact and higher speed switching performance, typically for sub 2-kilowatt applications, including adapter applications. We also have a 900 Volt GaN FET product in the market, and believe that we are the only company to have qualified a 900 Volt GaN device to date. The key markets that are currently addressed by our products include:

•Power adapters and chargers and gaming power supplies

•Data center and infrastructure power supplies

•Industrial applications - Power Supplies, UPS/battery chargers, servo drives

Additionally, we hope to enter the automotive products market in the mid-term, via DC-DC converters, on board chargers, and AC inverters for off-grid power, for which we are actively working with customers, and in the longer term, via EV power-train and high speed chargers after our development of larger current, higher power GaN devices. In the fourth quarter of 2020, we announced sampling our Gen-5 devices addressed at EV applications and other market areas.

Application Resources: We develop reference designs and evaluation boards that help our customers incorporate our GaN devices into the design of their power conversion products. We also make our applications kits available on distribution sites such as Digikey and Mouser.

Gen-4 Products: Our Gen-4 platform, which saw the introduction of two products in the market in 2020, further improves the industry metric of resistance per unit die area and enables simpler packaging. Our next priority is to complete AEC Q1010 (automotive) qualification and release more products incorporating our 650 Volt Gen-4 platform in the market. A summary of our Gen-4 products is below:

•650 Volt/Gen-4/250-300 mohm class GaN FET for 45 watt to 100 watt class adapters (released in the second quarter of 2020);

•650 Volt/Gen-4/450-500 mohm class GaN FET for 24 watt to 50 watt class adapters (released in the fourth quarter of 2020); and

•650 Volt/Gen-4/35 mohm class GaN FET for kilowatt class general power conversion applications including data-centers and industrial (released in the second quarter of 2020).

One of our near-term focus areas is to commercialize Gen-4 products in 30 watt to 150 watt adapters. We are working with a design partner in Asia and have the capability to provide a reference design-based solution for these power adapters. As anticipated, in the second quarter of 2020 one of our customers launched a 65 watt slim-adapter that incorporated our GaN products. The continued relationship with our Asia design partner, as well as expanding our own application engineering team, is important for our success in the adapter market. Further, the success of our design-in with end customers is critical to us securing an early ramp in adapter revenues.

Higher Voltage, 900 Volt FETs: We believe we are the only company to have qualified 900 Volt GaN FETs. These products are used for power conversion applications that involve higher in-circuit voltages in excess of 600 Volts to 700 Volts or applications that run off a higher voltage battery. We released our Gen-3 JEDEC qualified commercial 900 Volt product in August 2020.

Automotive Products and Partners: Our GaN products are capable of being qualified for automotive applications following the AEC-Q101 standard. We have already AEC-Q101-qualified our Gen-2 and Gen-3 based products and we are targeting AEC-Q101 qualification of our Gen-4 based 650 Volt/35 mohm product in the first quarter of 2021. The first revenues from automotive applications are not expected until 2022. With the establishment of our product development relationship with Marelli, we met our target of adding one automotive customer in 2020. Our revenues from automotive applications are dependent on our activities with certain Japanese automotive partners as well as our non-contractual relationship with Nexperia, which plans to offer their automotive products both through licensing our technology and relying, in part, on us for epiwafer procurement. Success with Japanese automotive partners and Nexperia’s success in their automotive outreach would influence both the timing and ramp-up of our automotive revenues.

Epiwafer Business: We view our epiwafer business as a vertical that supplements our primary GaN power device business. In 2018 and 2019, we secured the base portion and option portion, respectively, of an $18.5 million three-year contract from the U.S. Navy for commercialization of GaN-based epiwafers on various substrates including silicon carbide, silicon and sapphire. This is a cost plus fee type contract with various milestones to be achieved by us. We began generating revenues from the sale of GaN epiwafers for the RF GaN market to the U.S. Department of Defense in 2020, and we expect our revenues from this vertical to increase in 2021 as compared to 2020. We believe this contract with the U.S. Navy provides a strong base for our epiwafer business, though such business is not limited to defense customers as we will also be targeting commercial RF GaN epiwafer sales for the RF GaN market.

Research and Development (“R&D”)

Our innovation is targeted at maintaining a leadership position in the GaN power device market. We completed development of our first Gen-4 products in 2020 and will continue development of more Gen-4 products based on customer needs. Further, we have also started working on our next improvement in figure of merit (a quality of semiconductor devices impacting performance limits) through our Gen-5 based platform. The Gen-5 platform also includes products with higher current and power than our Gen-3 and Gen-4 products, and it will help address 5 kilowatt to 10 kilowatt applications more easily. In addition to the commercialization plan for our Gen-4 products discussed above, we are currently targeting the release of our first Gen-5 based device in 2021.

We are also in the initial stages of exploring 1,200 Volt GaN devices, which are partly funded by a research sub-contract from the U.S. Department of Energy ARPA-E (Advanced Research Project Agency-Energy) agency.

Based upon progress and competitive positioning, we are targeting a potential release of a 1,200 Volt GaN device after 2021.

Intellectual Property

Proprietary Protection: Our commercial success depends in part on our ability to continuously obtain and maintain proprietary protection for our GaN products, associated solutions and other know-how, to operate without infringing the proprietary rights of others, and to prevent others from infringing on our proprietary rights. We have been building and are continuing to build our intellectual property portfolio relating to our GaN products, including GaN products that can be used in the power conversion industry. Our policy is to seek to protect our proprietary position by, among other methods, filing and licensing U.S. and certain foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how, and technological innovation to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our owned or licensed pending patent applications or with respect to any patent applications filed or licensed by us in the future, nor can we be sure that any of our existing owned or licensed patents or any patents that may be granted or licensed to us in the future will be commercially useful in protecting our technology.

IP Leadership: We are a world leader in GaN power semiconductor based intellectual property, with a patent portfolio that has access to over 1,000 patents comprising our directly owned patents, exclusive, sole or nonexclusive licenses of key portfolios from The University of California, Santa Barbara (“UCSB”), Furukawa Electric Co., Ltd. (“Furukawa”) and Fujitsu, as well as a nonexclusive license from Cree, Inc. (“Cree”) for the field of GaN power devices. The strength of our portfolio lies in the fact that our intellectual property covers all aspects of the GaN value chain, ranging from GaN epitaxial materials to device design to wafer fabrication processes to packages as well as GaN-based circuits and applications.

Portfolio: Our patent portfolio includes pending patent applications and issued patents in the United States and in foreign countries. As of December 31, 2020, our owned and licensed patent portfolio consisted of over 850 issued patents and over 200 pending patent applications around the world. Our over 330 directly owned patents are complemented by 150 patents from Furukawa’s sole licensed intellectual property and over 170 patents from Fujitsu’s nonexclusively licensed intellectual property in the power semiconductor area. The approximately 25 patents exclusively licensed from UCSB include some fundamental early intellectual property on growth of GaN on silicon substrates and unique intellectual property on nitrogen polar GaN, which was pivotal to us being awarded the contract from the U.S. Navy. Additionally, we hold a nonexclusive license from Cree to over 300 GaN material/device patents. Our licenses for the UCSB, Furukawa and Cree patents are royalty-bearing, and we pay royalties based on total revenues. The license for the Fujitsu patents is not royalty-bearing. We have also sub-licensed the UCSB and Furukawa patents to Nexperia on a royalty-bearing basis, which helps us defray the cost of maintaining these intellectual property portfolios.

Patent life determination depends on the date of filing of the application and other factors under the patent laws. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country.

UCSB license agreement

We entered into a license agreement with UCSB in 2007. As of December 31, 2020, we had in-licensed 29 patents or patent applications under this agreement. The UCSB license agreement requires us to use commercially reasonable efforts, consistent with demand in the marketplace and industry conditions and development timelines, to research, develop, market and manufacture products that are licensed under the agreement. We have the right to sublicense these rights to third parties. The UCSB license is subject to the rights of the U.S. government under any and all applicable laws including substantially manufacturing all licensed products in the United States, unless such requirement is waived by the U.S. government. In addition, we have the obligation to pay UCSB’s patent prosecution and maintenance costs, as well as royalties at a low single-digit percentage of any net revenue generated by our sale of any licensed product. In the event we grant a sublicense under the licensed patent rights, we also have the obligation to pay UCSB a certain portion of the sublicense royalties equal to at least as much as would have been due from us to UCSB under the parent license. We have one sublicense in place for which we receive a certain portion of our maintenance fees and certain royalties, which will be passed on to UCSB. We may terminate this license agreement at any time by providing 90 days’ written notice to UCSB.

Furukawa license agreement

We entered into a license agreement with Furukawa in 2014. As of December 31, 2020, we had in-licensed 150 issued patents in the U.S. and foreign countries under this agreement. We have the right to sublicense these rights to third parties. We share in the maintenance costs for the licensed patents by paying a fixed annual maintenance fee of $200,000, as well as royalties at a low single-digit percentage of any net revenue generated by our sale of any licensed product. In the event we grant a sublicense under the licensed patent rights, we also have the obligation to pay Furukawa a certain portion of the sublicense royalties. We have one sublicense in place for which we receive a certain portion of our maintenance fees and certain royalties, which will be passed on to Furukawa. Either party may terminate or renew this license agreement after ten years from entry into the agreement.

Fujitsu license agreement

We entered into a license agreement with Fujitsu in 2013. As of December 31, 2020, we had in-licensed 163 issued and pending patents in the U.S. and foreign countries under this agreement. We do not have the right to sublicense these rights to third parties. Under the terms of this license agreement, Fujitsu has no obligation to sue or enforce the patent rights against third party infringers. Our license from Fujitsu is fully paid up and royalty free worldwide, with nonexclusive rights for power electronics. This agreement is non-terminable.

Cree license agreement

We entered into a license agreement with Cree in 2013. As of December 31, 2020, we had in-licensed over 420 issued and pending patents in the U.S. and foreign countries under this agreement. We do not have the right to sublicense these rights to third parties. Under the terms of this license agreement, Cree has no obligation to sue or enforce the patent rights against third party infringers. We have the obligation to pay royalties at a low single-digit percentage of any net revenue generated by our sale of any licensed product. Either party may terminate or review this license agreement every three years.

Our Technology Licenses and Assignments

Our strategy for the protection of our proprietary technology is to seek worldwide patent protection with a focus on jurisdictions that represent significant global power semiconductor markets. However, we assess on a case-by-case basis whether it is strategically more favorable to maintain trade secret protection for our inventions and “know-how” rather than pursue patent protection. Generally, patents have a term of twenty years from the earliest priority date, assuming that all maintenance fees are paid, no portion of the patent has been terminally disclaimed and the patent has not been invalidated. In certain jurisdictions, and in certain circumstances, patent terms can be extended or shortened.

Although our current GaN products are based on the 2-chip, normally-off configuration, our intellectual property also includes patents on multiple approaches for the 1-chip, normally-off or the e-mode GaN device technology, including patents on the so called “p type” gated GaN device approaches.

As the GaN power semiconductor business grows, we expect to be in a strong position to demonstrate the strength of our intellectual property position to customers and to continue to monetize our intellectual property.

Trademarks and Trade Secrets: Trademarks form an important part of branding our products, the philosophy behind those products and the Company itself. Some of our key trademarks are the Transphorm logo (with the globe), Q+R (our Quality and Reliability brand), SuperGaN (our highest performance new generation of GaN products), and EZ GaN. We also rely on trade-secret protection for our confidential and proprietary information, and we typically use non-disclosure agreements when commencing a relationship with a customer or partner, particularly when we believe we will share proprietary information. We have an internal program to document our trade-secrets for each major area of our technology and operations. We cannot be sure that we can meaningfully protect our trade secrets on a continuing basis. Others may independently develop substantially equivalent confidential and proprietary information or otherwise gain access to our trade secrets.

Licensing to Nexperia: As part of our long-term cooperation agreement with Nexperia and in exchange for Nexperia’s original investment in us, we agreed to transfer certain technologies to Nexperia, and have provided Nexperia with licenses to manufacture and sell products using such technologies (in each case, excluding our epi process technology) as follows:

•Exclusive license (i.e., exclusive of us) for the automotive field in all regions except Japan, with the exception that we may develop, manufacture or directly sell any products in the automotive field to certain specified customers anywhere in the world (including Japan).

•“Sole” license for all other areas of application (i.e., we may not grant similar licenses to any other parties but we are not restricted from using or exploiting our technology in such other areas of application).

•The above licenses become nonexclusive on the earliest to occur of (i) April 4, 2023 and (ii) one year after a change of control of us.

•These licenses are ultimately contingent upon Nexperia fulfilling the appropriate licensing payment requirement, which in turn are contingent upon the execution of certain milestones by us.

Competition

Overview: Our solutions compete with other power semiconductor solutions for power conversion including other GaN products, SiC products and silicon super-junction and IGBT products. Both GaN and SiC belong to the wide-bandgap semiconductor materials category, which offer high power switching performance due to their inherent capability to switch with lower losses at high voltages. Our GaN products are targeted at the 600 Volt to 650 Volt and the 900 Volt markets today, addressing power levels from 30 watts to over 5 kilowatts.

Competition in our markets is based on a variety of factors, including cost, size, power consumption, performance, reliability, product line depth and breadth, and ability to supply in sufficient quantities. We believe we can, or will be able to, compete effectively based on these factors.

Our GaN solutions compete with silicon-based products from companies such as Infineon, ST Microelectronics, Toshiba, ON Semiconductor, Mitsubishi and others, as well as with SiC based offerings from Rohm, United Silicon Carbide, Cree, Infineon and others. SiC devices benefit from the fact that they are vertical devices while today’s high performance GaN devices are lateral devices. Vertical devices tend to offer smaller total chip area for similarly rated devices. However, GaN devices can make up for this size difference, at least in part, by being manufactured on a very low cost silicon substrate. We also compete with other high-voltage GaN product providers including Infineon, Power Integrations, Panasonic, GaN Systems, Navitas, Texas Instruments and others.

Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as greater name recognition, longer operating histories, broader and deeper product portfolios, larger customer bases, substantially greater financial and other resources, and larger scale manufacturing operations. However, we believe our products have the potential to compete, and do compete, with many of our competitors’ offerings through product quality, product reliability and satisfaction of customer qualifications and standards.

Some companies as well as academic institutions are engaged in research and development of vertical GaN devices fabricated on bulk GaN substrates. While these could be promising in the future, much remains to be proven as to the ultimate quality and cost of these GaN substrates as well as the actual performance benefit of a vertical GaN device on a GaN substrate vs. high performance GaN HEMT-based products made on silicon substrates.

Competition With Silicon: We aim to capture applications that are traditionally addressed by silicon but for which silicon no longer offers sufficient performance. However, although the overall system cost may be lower with GaN due to compact size and reduction of other components in the system, the cost of certain GaN devices is higher than the cost of the comparable silicon devices at present (approximately twice the cost as such silicon devices). Therefore, in applications where silicon performance is acceptable, it may be difficult to compete with GaN products until the cost of the GaN devices is reasonably close (we estimate within a 20-30% range) to comparable silicon devices at a per device level. Typically, GaN devices face competition from silicon superjunction devices or silicon IGBT devices in such scenarios.

Competition With Silicon Carbide: Although SiC products have been around for a much longer time than GaN devices, we believe that GaN has better figures of merit with respect to certain power switching applications and the potential to deliver lower losses for such power switching applications. GaN is also made on standard silicon wafer substrates, lending it the cost structure of silicon-based wafer fabrication versus the more expensive SiC substrates on which SiC devices are manufactured. However, although the performance of SiC devices today at 600 Volts to 650 Volts is distinctly lower than GaN, SiC devices are more competitive at higher voltages such as 1,200 Volt nodes, where SiC is currently growing in use. This is due, at least in part, to SiC devices such as MOSFETs typically having a low mobility of electron charge under the gate region (such as approximately 50 cm2/Volt-second), versus GaN HEMTs which have much higher electron mobility in the gate region as well as the total conducting (or drift) region. For example, our GaN HEMTs have typical channel mobility of approximately 2,000 cm2/Volt-second. The lower gate mobility of the SiC MOSFET results in higher resistance (and thus higher loss) under the gate region. At lower voltages, the overall conduction (or drift) region is smaller and the gate region represents a higher portion of the total device. At higher voltages, such as 1,200 Volts, the gate region represents a smaller portion of the overall device and thus is not too detrimental for overall device loss. Thus, as the voltage requirement of a device is lowered, SiC devices generally tend to fall in relative performance versus GaN devices.

Competition With Other GaN Offerings: Finally, our GaN devices compete with offerings from other GaN manufacturers. While the presence of multiple GaN manufacturers is required for the overall acceptance of GaN technology, we strive to differentiate ourselves through quality, reliability, and easy to use GaN devices in thermally robust packages, while still offering a high level of performance (low loss and high efficiency) at reasonable price points.

Our Growth Strategy

Our growth strategies include (i) addressing growth in the power conversion markets through innovative GaN products with high quality and reliability that are easy to use, (ii) establishing an aggressive product and technology roadmap to improve product performance and decrease our costs, (iii) maintaining strong customer partnerships in what we believe are important product areas, and (iv) maintaining strong connections with suppliers, manufacturing partners and distribution partners.

In the near term, we aim to incorporate our products into power supplies by supporting product opportunities ranging from sub-100 watt compact smartphone fast-charging adapters to 3 kilowatt power supplies for datacenter servers with our GaN products. We continue to develop reference designs for various adapter solutions such as 65 watt USB Type-C fast chargers to provide customers a complete solution with our easy-to-use, high reliability GaN products. Adapters for fast chargers, which are becoming more prevalent with the increased power consumption of 5G mobile phones, represents a strong opportunity to market our GaN solutions. We aim to continue our partnerships with customers who have already introduced high-efficiency, compact, GaN-based power supplies in the market recently and to expand with more customers in this area.

In addition, we aim to address industrial markets such as industrial power supplies, servo motor drives for robotics, uninterruptible power supplies, and inverters and chargers for off-grid and backup power solutions, among other products. Our products come in standard packages that are thermally robust and capable of efficiently delivering 1 kilowatt to 5 kilowatts of power in a single package, which we believe are well suited for these types of products. We also develop reference designs for the applicable subsystems of power converters and inverters to ease product integration and help our customers derive additional benefit with GaN solutions. We have developed significant partnerships in this area, such as with Yaskawa in the area of servo motor drives.

The number of electric vehicles worldwide is expected to continue to grow from just over 3 million to over 30 million over the next decade. We believe that power conversion opportunities on board the automobile, such as on board battery charger and DC-DC converters for powering auxiliary systems, as well as the powertrain inverters, represent a strong market opportunity for GaN solutions. GaN-based devices can provide improvements in efficiency over traditional silicon devices, enabling compact systems for efficient charging and ultimately enabling higher driving range. In the mid term, our focus will be having customers design around our products in the areas of DC-DC converters (e.g., 3 kilowatt power) and onboard chargers (e.g., 6.6 kilowatt to 11 kilowatt power); we currently have products available to address these product areas. In the long term, we aim to address powertrain inverters with higher power ratings (e.g., 50 kilowatts to over 200 kilowatts) using innovative solutions such as combining multiple GaN devices and developing devices rated for higher power output. For example, to our knowledge, we are the only company to date to qualify and release a 900 Volt-rated GaN power device. We also have 1200 Volt rated devices in early development.

We intend to continue to innovate in the GaN technology space to maintain our reputation in product quality, reliability and performance and to continue to improve the costs of our GaN products over time. Our new generations of products, such as our Gen-4 and Gen-5 products, target smaller GaN die sizes while improving the figures of merit for power switching. We plan to offer these products in both robust, industry-standard packages as well as compact, surface-mount packages based on the power level and customer requirements. Through this roadmap, we plan to additionally develop devices with greater power and current ratings, including our Gen-5 devices, which we expect to release in 2021.

As a result of our contract with the U.S. Navy, we are also positioning ourselves to be a supplier for high quality GaN epiwafers on various substrates such as silicon, silicon carbide and sapphire, in wafer diameters ranging from 4-inch and 6-inch now to 8-inch in the next few years. We aim to become a strong U.S.-based epiwafer supplier for GaN RF electronics for both the U.S. Department of Defense and commercial RF applications such as GaN RF transistors for wireless infrastructure and 5G. For these areas, we also have the advantage of being a pure-play epiwafer foundry as we do not make RF device products. We will also target providing GaN epiwafers for power semiconductor applications to select strategic partners and for select development opportunities.

Government Regulation and Product Approval

Our primary set of products that include GaN power semiconductor FETs fall into the ECCN EAR-99 category of the export regulations from the U.S. Department of Commerce and as such are not currently subject to restrictions. We are required to conform to other guidelines and restrictions of the Department of Commerce and other government regulations that may be in place from time to time concerning shipping products to specific companies or countries. Our GaN epiwafers are classified under the ECCN 3C001 (GaN on silicon) and ECCN 3C006 (GaN on silicon carbide) category of export regulations, while our GaN on silicon epiwafer production and development technology falls under ECCN 3E001 of the regulations, and may require a license for export, re-export or transfer to a number of countries pursuant to EAR. We have systems in place to ensure our compliance with these guidelines and procedures and U.S. laws and regulations. Any exports of our technology for development or production of our epiwafers (under ECCN 3E001) to our own subsidiary in Japan and our joint venture with Fujitsu Semiconductor in Japan is under the license exception TSR (technology and software under restriction).

To the extent our products are or become subject to U.S. export controls and regulations, these regulations may limit the export of our products and technology, and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations and conditions, including annual or semi-annual reporting. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, and importation of our products and technology and the provision of services, including by our partners, must comply with these laws or else we may be adversely affected, through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products and technology. Complying with export control and sanctions laws may be time-consuming and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products and technology from being provided in violation of such laws, our products and technology may have previously been, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Export or import laws or sanctions policies are subject to rapid change and have been the subject of recent U.S. and non-U.S. government actions. Changes in export or import laws or sanctions policies, may adversely impact our operations, delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products and technology to certain countries, regions, governments, persons, or entities altogether, which could adversely affect our business, financial condition and results of operations.

Our subsidiary in Japan, Transphorm Japan, also adheres to export control regulations under Japanese law, which generally mirror U.S. export control laws. Transphorm Japan has obtained licenses for the export of epiwafer materials to the extent required.

We are also generally subject to other industry and environmental regulations for electronic and semiconductor products such as the Restriction of Hazardous Substances Directive 2002/95/EC.

Manufacturing and Supply

Supply Chain and Epi Materials: We believe we have strong manufacturing and supply chain operations in comparison to our competitors, from GaN epiwafers to wafer fabrication to packaging and testing. We control our core MOCVD GaN epiwafer manufacturing and development, with multiple MOCVD reactors at both our Goleta, California headquarters and our joint venture wafer fab in Aizu Wakamatsu, Japan. Each location has multiple 6-inch production scale reactors, including some with 8-inch capability that we may require in the future. We believe these reactors, with the ability to grow high quality, high uniformity GaN epi materials on silicon, silicon carbide and sapphire substrates, provide sufficient capacity for epitaxial wafers both for our GaN power device business as well as our epiwafer sales vertical.

Wafer Fabrication and Joint Venture with Fujitsu: Our wafer manufacturing as well as most of our engineering development is accomplished in our joint venture wafer fab in Aizu Wakamatsu, Japan. AFSW has a fully depreciated 6-inch production fabrication facility, originally running silicon CMOS and bipolar processes and, since 2012, also running GaN processes while continuing some silicon-based wafer foundry activity. On November 28, 2013, we entered into a process technology and development and services agreement with FSL to integrate our GaN power device manufacturing processes with FSL’s manufacturing processes to enable our GaN wafer manufacturing at what is now the AFSW fabrication facility. Since that time, we have gained full access to the facility for development and manufacturing of various generations of our GaN products. For example, we worked with FSL to qualify a complete manufacturing process for GaN wafers in the AFSW fabrication facility, which resulted in our products being commercially released in 2015 under our Gen-2 platform. Subsequently all our production supply of fabrication wafers was sourced from the AFSW fabrication facility.

In 2017, we entered into a joint venture agreement with FSL to gain further control of our GaN manufacturing, share ownership and operating costs of the AFSW entity, and refine certain other aspects of our commercial relationship. Currently, we hold a 49% interest, and FSL holds a 51% interest, in this joint venture. On April 1, 2020, FSL exercised its put option under the joint venture agreement and notified us that FSL intended to exit the joint venture by selling its 51% interest in AFSW to us. Under the terms of the joint venture agreement, the aggregate purchase price for FSL’s interest in AFSW is expected to be one Japanese Yen. While the agreement provides that completion of the transaction was to take place as soon as 60 days from the date of the exercise notice, such transaction is subject to regulatory and other approvals in Japan, which we believe will take up to the second quarter of 2021 to obtain, assuming such approval is received at all. In December 2020, we created a joint venture company in Singapore with a third party (controlling party with 75% ownership) to become a partner in AFSW, subject to regulatory and other approvals in Japan that we believe will take up to the second quarter of 2021 to obtain, assuming such approval is received at all. For at least one year following the date on which we (alone or with a third party) take over full ownership of AFSW, we have agreed to use our best efforts to maintain and continue the operations of AFSW, which we believe is synergistic with our own business for securing wafers for our products. If we were to become the sole owner of AFSW and it continues to operate at a loss at such time (which we currently expect to be the case), our cash flows would be significantly negatively impacted. Based on our current and future cash flow requirements and business needs at that time, we expect that, assuming regulatory approvals are received, if we were to become the sole owner of AFSW, we would have to consider other options including but not limited to raising more capital, selling some or all of AFSW to a third party, or moving our GaN production elsewhere and ceasing operations at AFSW. See “Risk Factors—Our ability to continue as a going concern will depend on us being able to raise additional capital” for a description of risks associated with operating AFSW and the impact to us of FSL exercising its put option.

The AFSW facility, which has a capacity of 14,000 CMOS process equivalent wafers per month, is capable of producing sufficient GaN wafers for our needs in 2020 and 2021. We believe the AFSW facility can be scaled on demand in the mid-term, and is scalable to address our demand in the long-term over 5 years with increased investment in various standard semiconductor wafer fab equipment, typically acquired from used markets.

Backside Wafer Processing, Packaging and Testing: We contract with two third-party vendors to perform standard functions of back-side grinding and metallization in external facilities in Asia to complete the full wafer process. After these processes, the finished GaN wafers are transported to one of our packaging sub-contracting partners depending on the type of final package, where they are diced and finished into the final product. We have multiple sites for our TO220, TO247, PQFN packages and at present one site for our D2Pak package. The final test portion of the supply chain is also in Asia, in many cases residing within our packaging sub-contractors.

Production Control: Our production planning and control process is centralized from our headquarters and integrated with our enterprise resource planning tools including NetSuite and manufacturing execution systems including WIPtrac. The entire process from forecasting and planning to order entry, then to build execution and inventory management, and finally to shipping, resides in the production control function.

Sales

Our revenue consists of (1) licensing revenue, (2) government revenue from our contract with the U.S. Navy and (3) revenue from product sales. Products are sold to distributors and end-users in various sectors such as, but not limited to, the automotive, gaming, industrial, IT, consumer and RF (for our epiwafer products) industries.

GaN Products - Sales Process and Distributors: Our sales activity is primarily carried out in four broad based geographical regions (with significant focus in Asia) including key focus areas of (i) Mainland China, Hong Kong and Taiwan, (ii) the United States, (iii) Japan and, to a lesser extent, (iv) South Korea and Europe. We have offices in Hong Kong, China, Taiwan, Japan and the United States that include both sales and application engineering/customer support personnel. The field sales and applications effort is also supported by our senior factory applications engineering team from our California headquarters.

We partner with several regional distributors and sales representatives. In Asia, Avnet, Fujitsu Electronics (now part of Kaga Electronics) and Common Power are our current distributors. In Japan, IIDA Electronics and Asahi Tech are our current distributors. In the North America, Fujitsu Electronics is our current distributor, and in Europe, we have partnered with Hyline. Additionally, our products are available worldwide through Digikey and Mouser. We employ regional representatives, primarily in the United States, on an as-needed basis. We also work with select design and development partners who make reference designs and system level solutions with our GaN products and are a part of our extended applications-oriented effort.

In December 2020, we entered into an agreement to form a joint venture in Singapore that will focus on addressing the rapidly growing fast-charger market in the Greater China region. This joint venture, in which we hold less than a 50% share, will also have certain exclusive distribution rights for new design wins in Greater China.

Markets and Design Cycles: For the years ended December 31, 2020 and 2019, our product and service revenue of approximately $3.1 million and $1.4 million, respectively, was comprised of sales into gaming power supplies, data center power supplies and infrastructure, power adapters, miscellaneous industrial applications and sampling revenue to automotive customers, including through our distributor Nexperia, and epiwafer sales. While we are targeting an increase in GaN product revenue in 2021, we expect 2021 revenue to continue to be comprised primarily of licensing and government contract revenue.

Design cycles for our products can be long and range from 9 to 18 months for the adapter/consumer market to 18 to 30 months for the datacenter and communication infrastructure market as well as industrial markets, to 3 to 5 years for the automotive market. Our sales funnel also classifies various opportunities in stages in the lifecycle at our customers including the stages of investigation, evaluation, dedicated board design, design-in, prototype and pilot production, before commencing full production.

Epiwafer Sales: Epiwafer sales are to U.S. Department of Defense customers for GaN on 4-inch and 6-inch wafers, for RF GaN on silicon carbide and sapphire substrates. Sales for GaN on silicon epiwafers for power devices to Nexperia under our long-term cooperation agreement are also included in this vertical. The epiwafer sales are carried out directly by us from our GaN MOCVD epiwafer department.

Marketing

Our target application markets for our GaN power products are power adapters and computing, datacenters and infrastructure, industrial and automotive. Our worldwide marketing efforts are coordinated out of our headquarters in Goleta, California and our office in San Jose, California. Key elements of our marketing efforts include:

•Participation and promotion in major power electronic tradeshows, conferences and events such as the Applied Power Electronics Conference in North America, PCIM Europe and PCIM Asia;

•Our website, which contains our product information, application notes and resources, evaluation boards, publications, events and various technical papers/white papers on wide-ranging topics such as quality and reliability, conferences, and presentations or papers;

•Electronic and print trade media and outlet advertising;

•Advertising on Digikey and Mouser, with analytical monitoring and search analytics; and

•Regular press releases and announcements.

Nexperia Cooperation Agreement

In 2018, we entered into a five-year cooperation agreement with Nexperia, a stand-alone power semiconductor business spun out from NXP Semiconductors N.V., to secure funding for us and create a second source of supply for our GaN products or equivalent products, which certain customers may require to be available in the market for broader adoption of our products, and to enable a stronger long term outreach for the automotive market than possible with our own resources. Nexperia has begun promotion of their GaN products in the market, which is positive for the overall adoption of GaN solutions as well as for our business in particular, as Nexperia currently purchases epiwafers from us and has contracted to purchase epi material from us in the future when they produce their own epiwafers, as further described below. In connection with purchasing approximately $16.0 million of our Series 3 convertible preferred stock in April 2018, Nexperia entered into a set of cooperation agreements with us including a development and license agreement, loan and security agreement and supply agreement. Key components include:

1.Development and License Agreement (“DLA”): On April 4, 2018, we entered into the DLA with Nexperia, pursuant to which we agreed to develop and transfer to Nexperia certain manufacturing process technologies to enable Nexperia to manufacture GaN-based products at Nexperia’s facilities. These technologies to be transferred included our Gen-3, Gen-4 (Tranche A), Gen-5 (Tranche B) and 1,200 Volt (Tranche B-1) process technologies but do not include our Epi Process Technology (as defined in the DLA). Nexperia also agreed to provide funding for the development of such technologies in return for limited exclusivities in automotive and other fields. Nexperia’s exclusive rights expressly exclude development and sale of products in the automotive field in Japan. On March 21, 2019, the parties entered into an amendment to add our 1,200 Volt manufacturing technology to the agreement. Key components of the DLA include:

•Foundry Transfer: The DLA requires transfer of our existing Gen-3 wafer fabrication process (currently running in our AFSW foundry) to Nexperia’s wafer fabrication facility in Hamburg, Germany. Such transfer is targeted to be completed in the first half of 2021, but now largely depends on Nexperia’s ability to complete such transfer. We received $9.0 million of funds from Nexperia in relation to the transfer activity, associated intellectual property and projects completed to date. This transfer also creates a second source for GaN wafer fabrication, which we expect will facilitate broader adoption of GaN technology, as certain customers require multiple sources for risk mitigation. No technology transfer or license related to the GaN epiwafer technology is contemplated.

•Technology Projects for “Pre-funded” Technology Loans and Licensing: Additionally, technology projects pertaining to our Gen-4, Gen-5 and 900 Volt products and related activities were pre-funded by loans from Nexperia after we demonstrated that we had reached certain milestones (which have been completed). Such loans would be deemed paid off when the target milestones as identified in the Statement of Work (SoW) of the DLA are complete. In the event we are not able to meet the milestones, such loans would start accruing interest at 6% annum from such determination date. At such time when the milestones are completed and the loan is deemed paid off, Nexperia would secure a license to the technology developed pursuant to the DLA.

2.Loan and Security Agreement (“LSA”): The LSA, entered into on April 4, 2018, comprises term loans in an aggregate principal amount of $15.0 million, separated into tranches for pre-funded projects and subject to the satisfaction of specified conditions, and a $10.0 million revolving loan, each of which bears 6% annual interest.

•The term loans under the LSA include a $5.0 million Tranche A loan intended to pre-fund our Gen-4 technology development and a $10.0 million development loan intended to pre-fund our Super Junction technology development. On March 31, 2019, we executed Amendment No. 1 to the LSA, pursuant to which the $10.0 million development loan was bifurcated into two separate sub-tranches comprising an $8.0 million Tranche B Loan intended to pre-fund our Gen-5 technology development and a $2.0 million Tranche B-1 Loan intended to pre-fund our 1,200 Volt technology development. The Tranche A Loan was scheduled to mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2020, which was subsequently extended to June 30, 2020. In June 2020, the Tranche A Loan was satisfied in full upon our transfer of our Gen-4 technology development to Nexperia, at which point we recognized $5.0 million as licensing revenue. The Tranche B Loan and Tranche B-1 Loan mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2021, subject to extension as provided in the LSA.

•The $10.0 million revolving loan under the LSA, all of which was outstanding as of December 31, 2020, is secured against our U.S. non-MOCVD patents and matures at the earlier of (i) April 4,

2021 and (ii) the date a Change of Control (as defined in the LSA) occurs. Interest on the outstanding principal amount of the loans accrues at a rate of 6% per annum.

3.Supply Agreement: Simultaneously with the DLA and LSA, we entered into the Supply Agreement with Nexperia, which sets forth the terms under which Nexperia may purchase epiwafers, processed wafers and packaged products from us, and we may purchase processed wafers and packaged products from Nexperia. Nexperia agreed to purchase all its requirements of epiwafers and products based on epiwafers from us until June 30, 2020, subject to certain exceptions relating to our inability to meet Nexperia’s requirements.

Employees and Human Capital
As of December 31, 2020, we had a total of 91 employees, of which approximately 66 are U.S.-based. We value and support hiring exceptional talent to develop our core technology and drive our business growth. None of our U.S. employees is represented by a labor union or covered by a collective bargaining agreement with respect to their employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate Information

We were originally incorporated as Peninsula Acquisition Corporation in the State of Delaware in May 2017. Prior to our acquisition of Transphorm Technology, Inc. in February 2020, we were a “shell company” registered under the Exchange Act, with no specific business plan or purpose. In accordance with “reverse merger” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to our acquisition of Transphorm Technology were replaced with the historical financial statements of Transphorm Technology in our SEC filings made after the acquisition.

Our principal executive offices are located at 75 Castilian Dr., Goleta, California 93117. Our telephone number is (805) 456-1300.
Available Information

We are subject to the informational requirements of the Exchange Act, and, accordingly, file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, with the Securities and Exchange Commission (the “SEC”). In addition, the SEC maintains a website (http://www.sec.gov) that contains material regarding issuers that file electronically, such as ourselves, with the SEC.

We maintain a website at www.transphormusa.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the SEC will be available free of charge through the website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website is not a part of, nor incorporated by reference into, this Report or our other filings with the SEC, and should not be relied upon.

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
Since our inception in 2007, we have generated minimal revenue and substantial net losses as we have devoted our resources to the development of our technology, and our business model has not been proven. As of December 31, 2020, we had an accumulated deficit of $161.8 million. For the years ended December 31, 2020 and 2019, our net loss was $17.9 million and $15.3 million, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in our infrastructure and research and development of our technologies, and if we are unable to secure a partner or additional business for our joint venture with FSL. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses or obtain additional contracts from the federal government. Our revenue growth may be slower than anticipated or our revenue may decline for a number of other reasons, including slower growth of, or reduced demand for, GaN power management solutions, increased competition, or any failure to capitalize on growth opportunities. If we are unable to generate sufficient revenue, we may never become profitable or be able to maintain any future profitability. If this were to occur, our stockholders could lose all or part of their investment.
Our ability to continue as a going concern will depend on us being able to raise significant additional capital to fund our operations, which may be unavailable on attractive terms, if at all, and could dilute your investment.
Our recurring operating losses and our current operating plans raise substantial doubt about our ability to continue as a going concern for the next twelve months. Our independent registered public accounting firm issued their audit report on the years ended December 31, 2020 and 2019, which included an explanatory paragraph as to our ability to continue as a going concern. While we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans into the fourth quarter of 2021, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate.
For example, we are party to a joint venture agreement with FSL for the ownership and operations of AFSW, a wafer fabrication facility located in Aizu Wakamatsu, Japan. We currently hold a 49% interest in AFSW. For as long as we have had an ownership interest in AFSW, it has operated at a loss. The operating losses incurred by AFSW over the 12-month periods ended December 31, 2020 and 2019 were approximately $14.0 million and $7.6 million, respectively. On April 1, 2020, FSL exercised its put option under the joint venture agreement and notified us that FSL intended to exit the joint venture by selling its 51% interest in AFSW to us. Under the terms of the joint venture agreement, the aggregate purchase price for FSL’s interest in AFSW is expected to be one Japanese Yen. While the joint venture agreement with FSL provides that completion of the transaction was to take place as soon as 60 days from the date of the exercise notice, such transaction is subject to regulatory and other approvals in Japan that we believe will take up to the second quarter of 2021 to obtain, assuming such approval is received at all. In December 2020, we created a joint venture company in Singapore with a third party (controlling party with 75% ownership) to become a partner in AFSW, subject to regulatory and other approvals in Japan that we believe will take up to the second quarter of 2021 to obtain, assuming such approval is received at all. If we were to become the sole owner of AFSW and it continues to operate at a loss at such time (which we currently expect to be the case), our cash flows would be significantly negatively impacted. In addition, for at least one year following the date on which we (alone or with a third party) take over full ownership of AFSW, we have agreed to use our best efforts to maintain and continue the operations of AFSW, which would continue to negatively affect our cash flow. Based on our current and future cash flow requirements and business needs at that time, we expect that, assuming regulatory approvals are received, if we were to become the sole owner of AFSW, we would have to consider other options including but not limited to raising more capital, selling some or all of AFSW to a third party, or moving our GaN production elsewhere and ceasing operations at AFSW. The ongoing COVID-19 pandemic may negatively impact or slow down any efforts by us to secure a partner or additional business for AFSW.
Similarly, we issued a promissory note to Yaskawa Electric Corporation (“Yaskawa”) in the aggregate principal amount of $15.0 million that is convertible, in whole or in part at Yaskawa’s option, into shares of our common stock (subject to a maximum of 3,076,171 shares) at a conversion price of $5.12 per share. If Yaskawa does not elect to convert the note into shares of our common stock, we will be required to pay the outstanding principal and interest on the note by the earlier of September 30, 2022 or the occurrence of an event of default or a change of control of us, which will also negatively impact our cash flows and may affect our ability to continue as a going concern if we do not raise significant additional capital before that time.

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

A portion of our revenue is generated through sales by our channel partners, which include distributors and resellers. To the extent our channel partners are unsuccessful in selling our products, we are unable to enter into arrangements with, and retain, a sufficient number of effective channel partners in each of the regions in which we sell products or we are unable to keep our channel partners motivated to sell our products, our ability to sell our products and our operating results could be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales and operating results.
We rely on limited sources of wafer fabrication, packaged products fabrication and product testing, the loss of which could delay and limit our product shipments.

Our partly-owned fabrication facility through AFSW currently satisfies all of our GaN fab-wafer requirements (i.e., when a GaN epiwafer undergoes various processes at a wafer fabrication facility). While we believe AFSW has sufficient capacity for our near-term business needs and is reasonably scalable as our demand for throughput increases, any disruption in the AFSW fabrication facilities may severely impact our supply. On April 1, 2020, FSL exercised its put option under the joint venture agreement and notified us that FSL intended to exit the joint venture by selling its 51% interest in AFSW to us. While the joint venture agreement with FSL provides that completion of the transaction was to take place as soon as 60 days from the date of the exercise notice, such transaction is subject to regulatory and other approvals in Japan that we believe will take up to the second quarter of 2021 to obtain, assuming such approval is received at all. In December 2020, we created a joint venture company in Singapore with a third party (controlling party with 75% ownership) to become a partner in AFSW, subject to regulatory and other approvals in Japan that we believe will take up to the second quarter of 2021 to obtain, assuming such approval is received at all. If we were to become the sole owner of AFSW and it continues to operate at a loss at such time (which we currently expect to be the case), we may be unable to sustain or continue to operate the AFSW facility. In the event we are unable to continuously sustain the AFSW fabrication facility, securing supply from another source and adapting our process at such source would lead to a significant set of challenges, additional costs and delays.
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

For example, our cooperation agreement with Nexperia, which is key to our business, contains certain terms that, if triggered, could have a material adverse effect on our business, financial condition, results of operations and prospects. For instance, the LSA contains customary events of default including, among others, payment defaults, breaches of covenants defaults, the occurrence of a material adverse change, bankruptcy and insolvency defaults, cross defaults with certain material indebtedness, judgment defaults, and the occurrence of a change of control. In addition, an event of default will occur if the DLA is terminated under certain circumstances or we fail to timely deliver reports related to statements of work under the DLA. Upon the occurrence and during the continuance an event of default, Nexperia may declare all or a portion of our outstanding obligations to be immediately due and payable and exercise other rights and remedies provided for under the LSA. If specified events of default occur and remain continuing for more than 30 consecutive days, we are required to assign a portion of our patent portfolio constituting collateral to Nexperia in satisfaction of our obligations under the LSA. During the existence of an event of default, interest on the obligations could be increased to 3.0% above the otherwise applicable interest rate. Additionally, pursuant to an intracompany license agreement with our wholly owned subsidiary, Transphorm Japan Epi (“TJE”), if certain events (some of which may be beyond our control) occur, we could be forced to sell TJE at fair market value to a third party that is approved by us and Nexperia. While TJE’s epiwafer capacity currently is not required for production of our products, if such a “forced sale” event were to happen in the future, we could be required to purchase a portion of our epiwafer requirements from the third party that purchases TJE. This could impact our epiwafer costs, reduce any overall profits, or cause us to lose a portion of our capacity, requiring us to generate more epiwafer capacity earlier than planned. This would result in greater capital expenditure than anticipated, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed time frame or at all, that our internal control over financial reporting is effective as required by Section 404. For example, in connection with the audit of our consolidated financial statements for the years ended December 31, 2020 and 2019, we identified certain deficiencies relating to our internal control over financial reporting that constitute material weaknesses under standards established by the Public Company Accounting Oversight Board (the “PCAOB”), and we cannot predict the outcome of our testing in future periods. If we identify additional material weaknesses in the future or are unable to remediate the material weaknesses we currently have, our financial statements may be inaccurate and investors could lose confidence in the reliability of our financial statements, which in turn could negatively affect the market price of our common stock. In addition, if we are not able to continue to meet these requirements, we may not be able to become or remain listed on any national securities exchange or other exchange or quoted on an over-the-counter market.

We have identified material weaknesses in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our consolidated financial statements in future periods.
We have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In connection with the audit of our consolidated financial statements for the year ended December 31, 2018, we identified certain deficiencies relating to our internal control over financial reporting that constitute material weaknesses under standards established by the PCAOB. As of December 31, 2020, those material weaknesses continued to exist. Accordingly, we were not able to assert that our internal control over financial reporting was effective as of December 31, 2020. The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. We identified a material weakness related to the fact that certain members of our finance team and personnel are able to operate across a number of different functions and have user access that gives rise to segregation of duties risks in connection with our information technology infrastructure. Access to systems has subsequently been restricted and access will be managed by independent personnel. The other material weakness relates to a lack of evidence to support review work and oversight procedures. Formal review processes and meetings are being introduced in addition to the creation of a specific role in the finance team to review documentation and prepare evidence of such review. These material weaknesses have a pervasive impact on various activity level and financial reporting cycles. We will need to take additional measures to fully remediate these deficiencies. The measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issue identified, (2) ensure that our internal controls are effective, or (3) ensure that the identified material weaknesses or other material weaknesses will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in SEC rules and forms will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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

Risks Related to Ownership of Our Common Stock
We are an “emerging growth company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements in this Report. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of June 30 of any year or if we have total annual gross revenue of $1.07 billion or more during any fiscal year, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-

convertible debt during any three-year period, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation. If we rely on these exemptions, investors may find our common stock less attractive, which could result in a less active trading market, if any, for our common stock and more volatility or a decline in our stock price.

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
The Sarbanes-Oxley Act, as well as resulting rule changes enacted by the SEC, the New York Stock Exchange and the Nasdaq Stock Market, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges. Because our common stock is not currently listed on a national securities exchange, we are not required to comply with many of the corporate governance provisions and we have not yet adopted certain of these measures. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters.

We may be a controlled company within the meaning of the Nasdaq and NYSE rules if we eventually list on such exchange, and, as a result, may qualify for and intend to rely on exemptions from certain corporate governance requirements.
As of December 31, 2020, Phorm beneficially owned approximately 52.6% of our outstanding common stock. As a result, we may be a controlled company within the meaning of the Nasdaq or NYSE corporate governance standards, if we eventually list on the applicable exchange. Under Nasdaq rules, for example, a controlled company may elect not to comply with certain corporate governance requirements of the Nasdaq, including the requirements that:

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
In addition, pursuant to the terms of a stockholders agreement with Phorm (the “Phorm Stockholders Agreement”), Phorm has the right to appoint a member to each committee that may be established by our board of directors, appoint the chair of our board of directors, and nominate a majority of our board of directors, in each case subject to a phase-out period based on Phorm’s future share ownership. Phorm may assign these and other governance rights to certain transferees. Accordingly, even if we are no longer a controlled company, holders of our common stock may not have the same protections afforded to stockholders of companies that do not have a stockholders agreement similar to ours.
Our common stock trades on the OTCQB instead of a national securities exchange, which may make it more difficult for stockholders to sell their shares.
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
Sales of a substantial number of shares of our common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur in large quantities, could cause the market price of our common stock to decline. Pursuant to registration statements that were declared effective by the SEC on June 19, 2020 and January 27, 2021 (the “Resale Registration Statements”), we registered an aggregate of 43,512,653 shares of our common stock, which includes shares of common stock reserved for issuance pursuant to certain outstanding warrants and a convertible promissory note, for resale by the stockholders named therein.
Our executive officers, directors and certain beneficial owners of our common stock, holding in the aggregate approximately 66.5% of our common stock (including securities convertible into or exchangeable for our common stock) as of December 31, 2020, are currently subject to market standoff or lock-up agreements under which they cannot offer, sell, contract to sell, pledge, grant any option to purchase or otherwise dispose of shares of our capital stock, or enter into any hedging or similar transaction that is designed to or reasonably expected to lead to or result in a sale or other disposition of any of the economic consequences of ownership of shares of our capital stock, until June 20, 2021, subject to customary exceptions. If our stockholders sell, or the market perceives that our stockholders intend to sell, a substantial amount of our common stock in the public market, the market price of our common stock could decline significantly.

We may be subject to certain liquidated damages pursuant to the registration rights agreement we entered into with certain holders of our securities.

Pursuant to the registration rights agreements we entered into with certain holders of our securities, subject to certain exceptions, if (i) the Resale Registration Statements cease to remain continuously effective or such holders are otherwise not permitted to utilize the Resale Registration Statements to resell their registrable securities for a period of more than 15 consecutive trading days, or (ii) trading of our common stock is suspended or halted for more than three full, consecutive trading days, we may be subject to certain liquidated damages up to a maximum amount equal to the aggregate purchase price paid by the holders for their registrable securities.

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
As of December 31, 2020, Phorm, our largest stockholder, beneficially owned approximately 52.6% of our common stock, and our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 71.3% of our common stock. As a result, these stockholders, acting together, or Phorm individually, have the ability to significantly impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together or Phorm individually, have the ability to significantly impact the management and affairs of our company. Under the Phorm Stockholders Agreement, Phorm has the right to nominate (i) a majority of the board so long as it beneficially owns at least 40% of our then-outstanding shares of common stock, (ii) 33% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 20% but less than 40% of our then-outstanding shares of common stock, and (iii) 10% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 10% but less than 20% of our then-outstanding shares of common stock. Further, pursuant to the Phorm Stockholders Agreement, so long as Phorm beneficially owns 20% or more of the outstanding shares of our common stock, we will take all necessary action to cause a director nominated by Phorm to serve as chair of our board of directors.

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

Anti-takeover provisions in our charter documents could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.

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

Our bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein and the claim not being one which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or for which the Court of Chancery does not have subject matter jurisdiction. Furthermore, our bylaws provide that, unless we consent in writing to an alternative forum, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

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

Item 1B.    Unresolved Staff Comments
Not applicable

Item 2.        Properties
Our headquarters are located in Goleta, California, where we lease approximately 27,800 square feet of commercial space for research and development, engineering, testing and corporate offices. We also lease additional offices in the United States and internationally in Japan, Hong Kong, Taiwan and the Philippines. We believe that our facilities are suitable to meet our current needs.

Item 3.        Legal Proceedings
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

Item 4.        Mine Safety Disclosures

Not applicable

Part II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock commenced trading on the OTC Market Group’s OTCQB® Market quotation system under the ticker symbol “TGAN” effective at the market open on July 29, 2020. The following table sets forth, for each of the quarterly periods indicated, the high and low bid prices of our common stock, as reported on the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2020	High	Low
Third quarter (beginning July 29, 2020)	$50.00	$4.50
Fourth quarter	$6.75	$2.30

Holders of Record

As of March 5, 2021, there were 48 holders of record of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements and contractual restrictions of then-existing debt instruments, and other factors that our board of directors deems relevant.
Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
We did not sell any equity securities which were not registered under the Securities Act during the fiscal year ended December 31, 2020 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any shares of our common stock or other securities during the fourth quarter of our fiscal year ended December 31, 2020.

Item 6.        Selected Financial Data
As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements and the related notes thereto contained in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
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
We received our first product order “in volume” (e.g., greater than ten thousand units) for our Gen-2-based TO247 products in January 2018. We introduced our Gen-3 products in June 2018. Also in 2018, we were awarded a contract from the U.S. Navy to become a supplier for GaN epiwafer products for use by the U.S. Department of Defense. In the fourth quarter of 2019, we recognized $9.0 million of licensing revenue through our first outbound licensing deal with Nexperia. In the second quarter of 2020, we recognized $5.0 million of licensing revenue from Nexperia related to Gen-4 technology development.
Since our inception we have devoted substantial resources to the research and development of GaN power devices and the protection and enhancement of our intellectual property and have incurred significant operating losses. Our net loss was $17.9 million and $15.3 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, our accumulated deficit was $161.8 million. Substantially all of our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.
To date, our revenue has been significantly lower than our expenses. Our revenue was $11.4 million, of which $7.1 million was from related parties and $505 thousand was retroactive application since inception due to new government authorized rates, and $11.9 million, of which $9.9 million was from related parties, for the years ended December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, Nexperia and the U.S. government each accounted for more than ten percent of our revenues.
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
In addition, (i) options to purchase 29,703,285 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger under Transphorm Technology’s 2007 Stock Plan and 2015 Equity Incentive Plan were assumed and converted into options to purchase 2,461,923 shares of our common stock, (ii) warrants to purchase 186,535 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed, amended and converted into warrants to purchase 15,461 shares of our common stock, and (iii) Transphorm Technology’s outstanding convertible promissory note was amended to be convertible, at the option of the holder, into shares of our common stock at a conversion price of $5.12 per share, with 3,076,171 being the maximum number of shares of our common stock issuable upon conversion of the convertible promissory note. As of December 31, 2020, there was $15.0 million of principal and $486 thousand of accrued and unpaid interest outstanding on the convertible promissory note.
All per share and share amounts for the years ended December 31, 2020 and 2019 have been retroactively adjusted to reflect the effect of the Merger.

Private Placements
In February 2020, we sold an aggregate of 5,380,000 shares of common stock in a private placement offering at a purchase price of $4.00 per share, with aggregate gross proceeds of $21.5 million (before deducting placement agent fees and other offering expenses, which were an aggregate of $1.8 million). Offering cost of $177 thousand is included in other assets on the consolidated balance sheet as of December 31, 2019.
In December 2020, we sold an aggregate of 5,000,000 shares of common stock in a private placement at a purchase price of $3.00 per share, with aggregate gross proceeds $15.0 million (before deducting placement agent fees, financial advisor fees and other offering expenses, which were an aggregate of $1.4 million excluding warrant cost of $223 thousand).
Key Factors Affecting Our Performance
There are a number of industry factors that affect our business which include, among others:
Overall Demand for Products and Applications Using GaN Devices. Our potential for growth depends significantly on the adoption of GaN materials and devices in the power markets and GaN epiwafer material products in the RF markets, the expansion of the use of GaN devices in infrastructure, IT, datacenter, industrial, automotive and consumer applications such as fast charger/adapter and gaming power supplies, and our ability to win new designs for these applications. Demand also fluctuates based on various market cycles, continuously evolving industry supply chains, trade and tariff terms, as well as evolving competitive dynamics in each of the respective markets. These uncertainties make demand difficult to forecast for us and our customers. The COVID-19 pandemic has adversely disrupted and will further disrupt the operations at certain of our customers, partners, suppliers and other third-party providers for an uncertain period of time, including as a result of travel restrictions, adverse effects on budget planning processes, business deterioration, and/or business shutdowns, all of which has impacted our business and results of operations. Some of our customers have experienced delays in their internal development programs and design cycles with our GaN products due to the effects of the COVID-19 pandemic, which have led to postponements of their orders of our products and postponements of determinations that our products will be used in their designs for new products under development with corresponding delays in their market introduction and potentially our revenues. Our billings under our contract with the U.S. Navy may be lower than originally expected as a result of the pandemic.
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
Tax Expense
Tax expense consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business.
Results of Operations
The following table sets forth our historical consolidated statements of operations data for the periods indicated (in thousands, except percentages):

	Year Ended December 31,		Change
	2020	2019	Amount	Percentage
Revenue, net	$11,371	$11,934	$(563)	(4.7)%
Operating expenses:
Cost of goods sold	6,682	6,492	190	2.9%
Research and development	5,584	8,146	(2,562)	(31.5)%
Sales and marketing	2,174	2,609	(435)	(16.7)%
General and administrative	10,328	6,606	3,722	56.3%
Total operating expenses	24,768	23,853	915	3.8%
Loss from operations	(13,397)	(11,919)	(1,478)	12.4%
Interest expense	760	758	2	0.3%
Loss in joint venture	6,836	3,703	3,133	84.6%
Changes in fair value of promissory note	(927)	167	(1,094)	(655.1)%
Other income, net	(2,157)	(1,264)	(893)	70.6%
Loss before tax expense	(17,909)	(15,283)	(2,626)	17.2%
Tax expense	—	—	—	—%
Net loss	$(17,909)	$(15,283)	$(2,626)	17.2%

Revenue decreased $563 thousand, or 4.7 percent, to $11.4 million for the year ended December 31, 2020 from $11.9 million for the same period in 2019. The decrease is due primarily to a $3.1 million decrease in licensing revenue from Nexperia related to funding Gen-4 technology development, offset by (i) a $1.7 million increase in revenue from our contract with the U.S. Navy, (ii) a $505 thousand increase in product sales and (iii) a $333 thousand increase in revenue provided by Yaskawa per a cooperation and development agreement.

Operating expenses increased $915 thousand, or 3.8 percent, to $24.8 million for the year ended December 31, 2020 from $23.9 million for the same period in 2019, due primarily to a $3.7 million increase in general and administrative expense, offset by a $2.6 million decrease in research and development expense.

Cost of goods sold increased $190 thousand, or 2.9 percent, to $6.7 million for the year ended December 31, 2020 compared with $6.5 million for the same period in 2019 due primarily to an increased government contract cost.
Research and development expense decreased $2.6 million, or 31.5 percent, to $5.6 million for the year ended December 31, 2020 from $8.1 million for the same period in 2019, due primarily to (i) a $1.7 million increase in government contract costs that wererecognized in cost of goods sold that were previously classified as research and development and (ii) a $426 thousand increase in reimbursed expenses.
Sales and marketing expense decreased $435 thousand, or 16.7 percent, to $2.2 million for the year ended December 31, 2020 from $2.6 million for the same period in 2019, due primarily to a decrease in costs related to salaries and employee benefits resulting from a reduced number of employees and a decrease in travel costs due to COVID-19 related travel restrictions.
General and administrative expense increased $3.7 million, or 56.3 percent, to $10.3 million for the year ended December 31, 2020 from $6.6 million for the same period in 2019, due primarily to an increase in legal and compliance costs related to the Merger and the private placements and an increase in legal, compliance and insurance costs related to the requirements of being a public company.
Interest expense of $760 thousand for the year ended December 31, 2020 consists of $610 thousand for our revolving credit facility with Nexperia and $150 thousand for our note payable to Yaskawa. Interest expense of $758 thousand for the year ended December 31, 2019 consists of $608 thousand for our revolving credit facility and $150 thousand for our note payable to Yaskawa.
Loss in joint venture increased $3.1 million, or 84.6 percent, to $6.8 million for the year ended December 31, 2020 from $3.7 million for the same period in 2019, due primarily to larger loss shares resulting from increased losses due to the decreased utilization of the AFSW fabrication facility.
Changes in fair value of promissory note were a $927 thousand income and a $167 thousand loss for the years ended December 31, 2020 and 2019, respectively.
Other income, net of other expenses, increased $893 thousand, or 70.6 percent, to $2.2 million for the year ended December 31, 2020 from $1.3 million for the same period in 2019, due primarily to a $888 thousand increase in subleasing a portion of our research and development facility.
Net loss increased $2.6 million, or 17.2 percent, to $17.9 million for the year ended December 31, 2020 from $15.3 million for the same period in 2019. The increase was attributable primarily to a $3.7 million increase in general and administrative expense and a $3.1 million increase in loss in joint venture, offset by a $2.6 million decrease in research and development expense, a $893 thousand increase in other income, net and $1.1 million positive change in fair value of promissory note.
Liquidity and Capital Resources
As of December 31, 2020, we had cash on hand of $14.7 million, other current assets of $3.5 million and current liabilities of $26.7 million, resulting in negative working capital of $8.5 million. As of December 31, 2020, the negative working capital included development loans of $10.0 million and an outstanding balance under our revolving credit facility, including accrued interest, of $10.2 million.
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As included in the accompanying consolidated financial statements, we have generated recurring losses from operations and have an accumulated deficit and a working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of the consolidated financial statements.
Future Funding Requirements
We plan to raise additional working capital to fund operations through the issuance of stock to investors, license of intellectual property and/or issuance of notes payable. In February 2020, we sold an aggregate of 5,380,000 shares of our common stock at a purchase price of $4.00 per share in a private placement. In December 2020, we sold an aggregate of 5,000,000 shares of our common stock at a purchase price of $3.00 per share in a private placement. We believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans into the fourth quarter of 2021.
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
On April 4, 2018, we entered into a multi-element commercial arrangement with Nexperia in order to raise an aggregate of $50.0 million in financing with approximately 9.9% equity dilution (on a fully diluted basis) in exchange for performing certain technology and product development activities for Nexperia. The commercial arrangement includes the LSA with Nexperia, which provides for term loans in an aggregate principal amount of up to $15.0 million and an additional $9.0 million loan commitment. During 2018, as a result of the arrangement with Nexperia, we received $29.0 million, consisting of $16.0 million, $10.0 million and $3.0 million from issuing convertible preferred stock, borrowings under a revolving credit facility and recording deferred revenue of license fee, respectively. During 2019, we received the remaining $21.0 million, consisting of $15.0 million from borrowings under the LSA and $6.0 million in licensing revenue. See Note 3 - Nexperia Arrangement to our condensed consolidated financial statements for more information.
Our future capital requirements will depend on many factors including our revenue growth rate, billing frequency, the impact of the COVID-19 pandemic, the timing and extent of spending to support further sales and marketing and research and development efforts, whether we are able to extend the maturity date of loans under the LSA with Nexperia, whether Yaskawa will elect to convert its convertible promissory note into our common stock in lieu of repayment and our obligations in connection with AFSW. If we were to become the sole owner of AFSW (assuming regulatory approvals are obtained) our operating expenses and cash requirements would substantially increase, including as a result of our agreement to use our best efforts to maintain and continue the operations of AFSW for at least one year following the date on which we (alone or with a third party) take over full ownership of AFSW. In addition, the future impact of the COVID-19 pandemic cannot be predicted with certainty and may make it more difficult or preclude us from raising additional capital, increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We will require additional equity or debt financing, which we may not be able to raise on terms acceptable to us or at all. If we are unable to raise additional capital when required, our business, results of operations and financial condition would be materially and adversely affected, or we may need to cease operations altogether.

Cash Flows
As of December 31, 2020, our cash and cash equivalents were $14.7 million. The following table shows a summary of our cash flows for the periods presented (in thousands):

	Year Ended December 31,		Change
	2020	2019
Net cash (used in) provided by:
Operating activities	$(14,115)	$(12,290)	$(1,825)
Investing activities	(7,406)	(2,901)	(4,505)
Financing activities	33,158	15,000	18,158
Increase (decrease) in cash and cash equivalents excluding effect of foreign exchange rate changes	$11,637	$(191)	$11,828

Operating Activities
Net cash used in operating activities was $14.1 million and $12.3 million for the years ended December 31, 2020 and 2019, respectively. The decrease of $1.8 million was attributable primarily to a $5.0 million decrease in non-cash licensing revenue from a related party, a $2.6 million decrease in net loss and a $1.1 million decrease in non-cash change in fair value of promissory note, offset by a $3.7 million increase in deferred revenue and a $3.1 million increase in loss in joint venture.
Investing Activities
Net cash used in investing activities was $7.4 million and $2.9 million for the years ended December 31, 2020 and 2019, respectively. The decrease of $4.5 million was attributable primarily to a $4.7 million decrease in investment in joint venture.
Financing Activities
Net cash provided by financing activities was $33.2 million and $15.0 million for the years ended December 31, 2020 and 2019, respectively. Net cash provided by financing activities during the year ended December 31, 2020 relates to aggregate net proceeds of $33.4 million from the closings of private placements. Net cash provided by financing activities during the year ended December 31, 2019 relates to net proceeds of $15.0 million from our development loan with Nexperia.
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
Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
	Less Than One Year	One To Three Years	Three to Five Years	More Than Five Years	Total
Operating lease obligation	$751	$645	$120	$—	$1,516
Development loans	10,000	—	—	—	10,000
Revolving credit facility	10,153	—	—	—	10,153
Promissory note (1)	—	15,748	—	—	15,748
Total	$20,904	$16,393	$120	$—	$37,417
(1) Consists of aggregate principal amount of $15.0 million of the convertible promissory note issued to Yaskawa.
Off-Balance Sheet Transactions
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes thereto included in this prospectus were prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”). The

preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operation, and cash flows will be affected. We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
Principles of Consolidation
The consolidated financial statements include the accounts of Transphorm, Inc. and its direct and indirect wholly owned subsidiaries, Transphorm Technology, Inc., Transphorm Japan, Inc., Transphorm Japan Epi, Inc. and Transphorm Aizu, Inc. Upon consolidation, all significant intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates and assumptions on historical experience, knowledge of current conditions, and its belief of what could occur in the future, given available information. Actual results could differ from those estimates, and such differences could be material to the consolidated financial statements. Estimates are used for, but not limited to, the determinations of fair value of stock awards and promissory notes, accrual of liabilities, revenue recognition, inventory reserve, and useful lives for property and equipment.
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes the impact of foreign currency translation adjustments.
Accounts Receivable
Accounts receivable are analyzed and allowances for uncollectible accounts are recorded, as required. Provisions for uncollectible accounts, if any, are recorded as bad debt expense and included in general and administrative expenses in the accompanying consolidated statements of operations. The process for determining the appropriate level of allowances for doubtful accounts involves judgment, and considers such factors as the age of the underlying receivables, historical and projected collection trends, the composition of outstanding receivables, current economic conditions and regulatory changes. An account is fully reserved when reasonable collection efforts have been unsuccessful and it is probable that the receivable will not be recovered.
Inventory
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. We periodically review the value of items in inventory and records write-downs or write-offs based on its assessment of slow moving or obsolete inventory. We maintain an inventory reserve for obsolete inventory and generally makes inventory value adjustments against the inventory reserve.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the related lease term. Depreciation for equipment commences once it is placed in service, and depreciation for buildings and leasehold improvements commences once they are ready for their intended use. We expense maintenance and repair costs that do not extend the life of the asset as they are incurred.
We evaluate the carrying amount of our property and equipment whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset or asset group and its eventual disposition is less than the carrying amount of the asset or asset group. To date, there have been no such impairment losses.
Goodwill
Goodwill arose for the acquisition of a business in February 2014 based in Japan and was accounted for as the purchase of a business. Goodwill generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment at least annually in December unless certain events occur or circumstances change. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. We test for goodwill impairment annually or earlier if events or changes in circumstances indicate goodwill might possibly be impaired. Impairment exists when the carrying value of the goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess as a charge to operations in the consolidated statements of operations.
Intangible Assets
Intangible assets that are not considered to have an indefinite useful life are amortized over their estimated useful lives, which generally range from three to ten years. Each reporting period, we evaluate the estimated remaining useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization.
If we determine that the carrying values might not be recoverable based upon the existence of one or more indicators of impairment, we perform a test for recoverability using various methodologies, such as the income approach or cost approach, to determine the fair value of intangible assets depending upon the nature of the assets. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their respective fair values.
Revenue Recognition
We derive our revenues from sales of high-powered GaN-based products manufactured utilizing our proprietary and patented epiwafer technology and wafer fabrication and other assembly processes, and sales of GaN epiwafers for the RF and power markets, as well as sales of licenses to use such patented proprietary technology. We recognize revenues when control of these products or licenses are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products and licenses. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue and recognized as a liability until paid. Incidental items that are immaterial in the context of the contract are recognized as expense. We do not have any significant financing components associated with our revenue contracts, as payment is received at or shortly after the point of sale.
Disaggregation of Revenue from Contracts with Customers
Revenue for the years ended December 31, 2020 and 2019 consists of licensing revenue, government contract revenue from our contract with the U.S. Navy and product sales, with such performance obligation satisfied at a point in time. Products are sold to distributors and end-users in various sectors such as, but not limited to, the automotive, gaming, industrial, IT, and consumer products industries.
As part of the agreements executed with Nexperia on April 4, 2018, we agreed to grant Nexperia the perpetual exclusive right to use our existing Gen 3 manufacturing process technology. License fees are received upon satisfaction of contractual milestones and recognized upon delivery of the perpetual license or transferred technology without any remaining performance obligations. For the year ended December 31, 2020, we recognized $5.0 million of licensing revenue. For the year ended December 31, 2019, we received the remaining $6.0 million and recognized a total of $9.0 million, including $3.0 million received in 2018, as licensing revenue upon satisfaction of contractual milestones and delivery of the perpetual license and transferred technology without any remaining performance obligations.
In December 2020, we entered into a cooperation and development agreement with Yaskawa, pursuant to which Yaskawa agreed to provide $4.0 million over approximately three years to fund development activities related to industrial power conversion applications, with an initial focus on servo motor drive applications. Yaskawa provided $1.0 million of this $4.0 million commitment in December 2020. The Company evaluated and concluded that the deliverables are the same and nature of the services to be provided to Yaskawa will be consistent over the period of approximately three years. Accordingly, the Company recognized $333 thousand as revenue during the year ended December 31, 2020. As of December 31, 2020, $667 thousand is included in deferred revenue on the consolidated balance sheet.
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
Performance Obligations
For performance obligations related to the sale of products, control transfers to the customer at a point in time. Our principal terms of sale are free on board shipping or destination and we transfer control and records revenue for product sales upon shipment or delivery to the customer, respectively. For performance obligations related to the licensing for the use of patented technology in perpetuity, control also transfers to the customer at a point in time. We transfer control and record revenue for licensing fees once hawse have (i) provided or otherwise made available the patented technology to the customer and (ii) the customer is able to use and benefit from the patented technology.
Variable Consideration
The nature of our arrangement with Nexperia gives rise to variable consideration in the form of milestone and royalty payments. The royalties qualify for the sales and usage-based royalty exception, as the license of intellectual property is the predominant item to which the royalty relates and are recognized upon the subsequent sale occurring. The variable amounts are received upon satisfaction of contractually agreed upon development targets and sales volume.
Research and Development
We are a party to research grant contracts with the U.S. federal government for which we are reimbursed for specified costs incurred for our research projects. These projects include energy saving initiatives for which the U.S. federal government offers reimbursement funds. Such reimbursements are recorded as an offset to research and development expenses when the related qualified research and development expenses are incurred. Reimbursable costs are recognized in the same period the costs are incurred up to the limit of approved funding amounts on qualified expenses. Grant reimbursement of $426 thousand and $0 was recorded as an offset to research and development expense for the years ended December 31, 2020 and 2019, respectively.
Stock-Based Compensation
All share-based payments, including grants of stock options, are measured based on the fair value of the share-based awards at the grant date and recognized over their respective vesting periods, which is generally four years. The estimated fair value of stock options at the grant date is determined using the Black-Scholes-Merton pricing model. We recognize the fair value of share-based payments as compensation expense for all expected-to-vest stock-based awards over the vesting period of the award using the straight-line attribution method provided that the amount of compensation cost recognized at any date is no less than the portion of the grant-date fair value of the award that is vested at that date.
The Black-Scholes-Merton option pricing model requires inputs such as the fair value of common stock on date of grant, expected term, expected volatility, dividend yield, and risk-free interest rate. Further, the forfeiture rate also affects the amount of aggregate compensation expense. These inputs are subjective and generally require significant analysis and judgment to develop. Volatility data is obtained from a study of publicly traded industry peer companies. The forfeiture rate is derived primarily from our historical data, and the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues commensurate with the expected term. Management generally uses the simplified method to calculate the expected term for employee grants as we have limited historical exercise data or alternative information to reasonably estimate an expected term assumption. The simplified method assumes that all options will be exercised midway between the weighted average vesting date and the contractual term of the option.
Stock-based compensation expense recognized in our consolidated financial statements is based on awards that are expected to vest. These expense amounts have been reduced by using an estimated forfeiture rate. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We evaluate the assumptions used to estimate forfeitures annually in connection with recognition of stock-based compensation expense.
Loss Per Share
Basic loss per share is calculated by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of the convertible preferred stock, stock warrants and stock options, are not reflected in diluted net loss per share because such shares are anti–dilutive. Dilutive impact of potential common shares resulting from common stock equivalents is determined by applying the treasury stock method.
Fair Value Measurement
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of our financial instruments such as cash equivalents, accounts receivable, revolving credit facility, accounts payable and accrued liabilities approximate fair values due to the short-term nature of these items. We have elected the fair value option for our promissory notes. See Note 4 - Fair Value Measurements in the financial statements.
Income Taxes
We account for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”). ASC 740 prescribes the use of the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted statutory tax rates in effect at the balance sheet date. We record a valuation allowance to reduce our deferred tax assets when uncertainty regarding their realizability exists.
Equity Method Investments
We use the equity method to account for investments in entities that we do not control, but in which we have the ability to exercise significant influence over operating and financial policies. Our proportionate share of the net income or loss of these companies is included in consolidated net earnings. Judgments regarding the level of influence over each equity method investment include consideration of key factors such as our ownership interest, representation on the board of directors or other management body and participation in policy-making decisions.
Segment Reporting
Our operations and financial performance is evaluated on a consolidated basis by our chief operating decision maker. Accordingly, we consider all of our operations to be aggregated in one reportable operating segment. For the year ended December 31, 2020, total revenue was $11.4 million, of which $10.7 million was from U.S. operations and $713 thousand was from Japan operations. For the year ended December 31, 2019, total revenue was $11.9 million, of which $11.9 million was from U.S. operations and $28 thousand was from Japan operations.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.        Financial Statements and Supplementary Data

Transphorm, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Transphorm, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Transphorm, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the years in the two year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficit, incurred significant losses, sustained significant negative cash flows from operations, and needs to raise additional funds to meet its obligations and to sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

Chicago, IL
March 11, 2021

Transphorm, Inc.
Consolidated Balance Sheets
(in thousands except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$14,694	$2,875
Accounts receivable, net, including $442 thousand and $464 thousand from related parties as of December 31, 2020 and 2019, respectively	844	709
Inventory	1,627	990
Prepaid expenses and other current assets	1,061	783
Total current assets	18,226	5,357
Property and equipment, net	1,324	1,770
Goodwill	1,397	1,325
Intangible assets, net	988	1,313
Other assets	291	497
Total assets	$22,226	$10,262

Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$3,182	$2,383
Deferred revenue	674	—
Development loan	10,000	5,000
Revolving credit facility, including accrued interest	10,153	10,458
Unfunded commitment to joint venture	1,466	1,688
Accrued payroll and benefits	1,215	1,159
Total current liabilities	26,690	20,688
Development loans, net of current portion	—	10,000
Promissory note	15,392	16,169
Total liabilities	42,082	46,857
Commitments and contingencies (Note 11)
Convertible preferred stock (Notes 1 and 13):
Series 1, $0.0001 par value; no shares authorized, issued and outstanding as of December 31, 2020; 12,438,704 shares authorized and 12,433,953 shares issued and outstanding as of December 31, 2019	—	39,658
Series 2, $0.0001 par value; no shares authorized, issued and outstanding as of December 31, 2020; 7,507,699 shares authorized and 7,499,996 shares issued and outstanding as of December 31, 2019	—	30,000
Series 3, $0.0001 par value; no shares authorized, issued and outstanding as of December 31, 2020; 4,000,000 shares authorized, issued and outstanding as of December 31, 2019	—	16,000
Total convertible preferred stock	—	85,658

Stockholders’ deficit:
Common stock, $0.0001 par value; 750,000,000 shares authorized and 40,278,496 shares issued and outstanding as of December 31, 2020; 29,012,034 shares authorized and 4,220,998 shares issued and outstanding as of December 31, 2019	4	—
Additional paid-in capital	142,736	22,404
Accumulated deficit	(161,824)	(143,915)
Accumulated other comprehensive loss	(772)	(742)
Total stockholders’ deficit	(19,856)	(122,253)
Total liabilities, convertible preferred stock and stockholders’ deficit	$22,226	$10,262

See accompanying notes to consolidated financial statements

Transphorm, Inc.
Consolidated Statements of Operations
(in thousands except share and per share data)

	Year Ended December 31,
	2020	2019
Revenue, net, including related parties (Note 17)	$11,371	$11,934
Operating expenses:
Cost of goods sold	6,682	6,492
Research and development	5,584	8,146
Sales and marketing	2,174	2,609
General and administrative	10,328	6,606
Total operating expenses	24,768	23,853
Loss from operations	(13,397)	(11,919)
Interest expense	760	758
Loss in joint venture	6,836	3,703
Changes in fair value of promissory note	(927)	167
Other income, net	(2,157)	(1,264)
Loss before tax expense	(17,909)	(15,283)
Tax expense	—	—
Net loss	$(17,909)	$(15,283)

Net loss per share - basic and diluted	$(0.56)	$(0.54)
Weighted average common shares outstanding - basic and diluted	31,739,801	28,153,605
See accompanying notes to consolidated financial statements

Transphorm, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(17,909)	$(15,283)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(30)	(2)
Other comprehensive loss, net of tax	(30)	(2)
Comprehensive loss	$(17,939)	$(15,285)
See accompanying notes to consolidated financial statements

Transphorm, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit
(in thousands except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Deficit
	Number of Shares	Amount
Balance at January 1, 2019	4,219,606	$—	$21,833	$(128,632)	$(740)	$(107,539)
Stock options exercised	1,392	—	5	—	—	5
Stock-based compensation	—	—	566	—	—	566
Other comprehensive income	—	—	—	—	(2)	(2)
Net loss	—	—	—	(15,283)	—	(15,283)
Balance at December 31, 2019	4,220,998	—	22,404	(143,915)	(742)	(122,253)
Stock options exercised, net of $5 receivable	6,821	—	27	—	—	27
Restricted stock issued	139,501	—	—	—	—	—
Stock-based compensation	—	—	1,525	—	—	1,525
Conversion of preferred shares in connection with the Reverse Merger	23,933,949	3	85,655	—	—	85,658
Shares redeemed in connection with the Reverse Merger	(52,773)	—	(211)	—	—	(211)
Shares issued in connection with the Reverse Merger	1,650,000	—	(50)	—	—	(50)
Issuance of common stock, net of $3.1 million offering cost excluding warrant cost of $223 thousand	10,380,000	1	33,386	—	—	33,387
Other comprehensive loss	—	—	—	—	(30)	(30)
Net loss	—	—	—	(17,909)	—	(17,909)
Balance at December 31, 2020	40,278,496	$4	$142,736	$(161,824)	$(772)	$(19,856)

See accompanying notes to consolidated financial statements

Transphorm, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(17,909)	$(15,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory write-off	435	155
Depreciation and amortization	835	1,216
Provision for doubtful accounts	110	—
Licensing revenue from a related party	(5,000)	—
Stock-based compensation	1,525	566
Interest cost	760	608
Loss in joint venture	6,836	3,703
Changes in fair value of promissory note	(927)	167
Changes in operating assets and liabilities:
Accounts receivable	(245)	(429)
Inventory	(1,072)	(293)
Prepaid expenses and other current assets	(283)	(154)
Other assets	206	(42)
Accounts payable and accrued expenses	(116)	509
Deferred revenue	674	(3,000)
Accrued payroll and benefits	56	(13)
Net cash used in operating activities	(14,115)	(12,290)
Cash flows from investing activities:
Purchases of property and equipment	(58)	(203)
Investment in joint venture	(7,348)	(2,698)
Net cash used in investing activities	(7,406)	(2,901)
Cash flows from financing activities:
Proceeds from development loans	—	15,000
Proceeds from stock option exercise	32	—
Payment for repurchase of common stock	(211)	—
Loan repayment	(50)	—
Proceeds from issuance of common stock, net of $3.1 million offering cost	33,387	—
Net cash provided by financing activities	33,158	15,000
Effect of foreign exchange rate changes on cash and cash equivalents	182	(3)
Net increase (decrease) in cash and cash equivalents	11,819	(194)
Cash and cash equivalents at beginning of period	2,875	3,069
Cash and cash equivalents at end of period	$14,694	$2,875

Supplemental disclosures of cash flow information:
Interest expense paid	$915	$496
Supplemental non-cash financing activity:
Private placement offering cost	$223	$177
Development loan reduction related to licensing revenue	$5,000	$—
Conversion of preferred stock to common stock in connection with the Reverse Merger	$85,658	$—

See accompanying notes to consolidated financial statements

Transphorm, Inc.
Notes to Consolidated Financial Statements

Note 1 - Business and Basis of Presentation
Transphorm, Inc. (“Parent”) develops gallium nitride (“GaN”) semiconductor components used in power conversion and is headquartered in Goleta, California. Parent’s wholly owned-subsidiary, Transphorm Technology, Inc., was incorporated in the State of Delaware on February 22, 2007. Throughout these notes, “the Company,” “Transphorm,” “we,” “us” and “our” refer to Parent and its direct and indirect wholly-owned subsidiaries. Transphorm Technology and its subsidiaries hold all material assets and conduct all business activities and operations of the Company. Transphorm Technology’s activities to date have been primarily performing research and development, establishing manufacturing infrastructure, market sampling, product launch, hiring personnel, and raising capital to support and expand these activities. Transphorm Japan, Inc. was established in Japan in February 2014 to secure Transphorm’s production capacity and establish a direct presence in Asian markets. Transphorm Aizu, Inc. was established in Japan to manage the financial transactions around Aizu Fujitsu Semiconductor Wafer Solution Limited, Transphorm’s non-controlling joint venture wafer fabrication facility located in Aizu Wakamatsu, Japan (“Aizu”). Transphorm Japan Epi, Inc. was established in Japan in 2019 to enable the operational capacity of the reactors held in Aizu.
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

In addition, pursuant to the Merger Agreement, (i) options to purchase 29,703,285 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger under Transphorm Technology’s 2007 Stock Plan (the “2007 Plan”) and 2015 Equity Incentive Plan (the “2015 Plan”) were assumed and converted into options to purchase 2,461,923 shares of our common stock, (ii) warrants to purchase 186,535 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed, amended and converted into warrants to purchase 15,461 shares of our common stock, and (iii) Transphorm Technology’s outstanding convertible promissory note was amended to be convertible at the option of the holder, into shares of our common stock at a conversion price of $5.12 per share, with 3,076,171 being the maximum number of shares of our common stock issuable upon conversion of the convertible promissory note. As of December 31, 2020, there was $15.0 million of principal and $486 thousand of accrued and unpaid interest outstanding on the convertible promissory note.
All per share and share amounts for the year ended December 31, 2019 have been retroactively adjusted to reflect the effect of the Merger.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As included in the accompanying consolidated financial statements, the Company has generated recurring losses from operations, sustained negative cash flows from operating activities, and has an accumulated deficit and has a working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.
Management plans to raise additional working capital to fund operations through the issuance of stock to investors, license of intellectual property and/or issuance of notes payable. The Company raised $19.7 million and $13.6 million from the sales of common stock in February 2020 and December 2020, respectively, as described in Note 13 - Stockholders’ Equity. However, there is no assurance that the Company will be successful in raising additional capital.
The ability of the Company to continue as a going concern is dependent on its ability to raise significant additional capital to fund operating losses until it is able to generate liquidity from its business operations. To the extent sufficient financing is not available, the Company may not be able to, or may be delayed in, developing its offerings and meeting its obligations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate financing alternatives in order to satisfy its working capital and other cash requirements. The accompanying consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.
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

Note 2 - Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries, Transphorm Technology, Transphorm Japan, Inc., Transphorm Japan Epi, Inc. and Transphorm Aizu, Inc. Upon consolidation, all significant intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates and assumptions on historical experience, knowledge of current conditions, and its belief of what could occur in the future, given available information. Actual results could differ from those estimates, and such differences could be material to the consolidated financial statements. Estimates are used for, but not limited to, the determinations of fair value of stock awards and promissory notes, accrual of liabilities, revenue recognition, inventory reserve, and useful lives for property and equipment.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported consolidated financial statements.
Cash and Cash Equivalents
The Company considers all highly-liquid investments with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist principally of bank deposits and money market funds. Other assets in the consolidated balance sheets as of December 31, 2020 and 2019 include restricted cash of $75 thousand.
Foreign Currency Risk
The Company is exposed to foreign currency risk due to its operations in Japan. Assets and liabilities of the operations are re-measured into U.S. currency at exchange rates in effect at the balance sheet dates through the consolidated statements of comprehensive income. Gains or losses resulting from foreign currency transactions are re-measured using the rates on the dates on which those elements are recognized during the period and are included in other income or expense in the consolidated statements of operations. As of December 31, 2020 and 2019, the Company had foreign cash and cash equivalents of $42 thousand and $55 thousand, respectively, which represented 0.3 percent and 1.9 percent, respectively, of total cash and cash equivalents.
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
Accounts Receivable
Accounts receivable are analyzed and allowances for uncollectible accounts are recorded, as required. Provisions for uncollectible accounts, if any, are recorded as bad debt expense and included in general and administrative expenses in the accompanying consolidated statements of operations. The process for determining the appropriate level of allowances for doubtful accounts involves judgment, and the Company considers such factors as the age of the underlying receivables, historical and projected collection trends, the composition of outstanding receivables, current economic conditions and regulatory changes. An account is fully reserved when reasonable collection efforts have been unsuccessful and it is probable that the receivable will not be recovered. Provision for doubtful accounts amounted to $110 thousand and $0 for the years ended December 31, 2020 and 2019, respectively.
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
Goodwill
Goodwill arose for the acquisition of a business in February 2014 based in Japan and was accounted for as the purchase of a business. Goodwill generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment at least annually in December unless certain events occur or circumstances change. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. We test for goodwill impairment annually or earlier if events or changes in circumstances indicate goodwill might possibly be impaired. Impairment exists when the carrying value of the goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess as a charge to operations in the consolidated statements of operations. For the years ended December 31, 2020 and 2019, no impairment charge was recorded related to goodwill.

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
If it is determined that the carrying values might not be recoverable based upon the existence of one or more indicators of impairment, the Company performs a test for recoverability using various methodologies, such as the income approach or cost approach, to determine the fair value of intangible assets depending upon the nature of the assets. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their respective fair values. For the years ended December 31, 2020 and 2019, no impairment charges were recorded related to intangible assets.
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
As part of the Arrangement (Note 3 - Nexperia Arrangement) executed with Nexperia on April 4, 2018, the Company agreed to grant Nexperia the perpetual exclusive right to use the Company’s existing Gen-3 manufacturing process technology. License fees are received upon satisfaction of contractual milestones and recognized upon delivery of the perpetual license or transferred technology without any remaining performance obligations. For the year ended December 31, 2020, the Company recognized $5.0 million of licensing revenue. For the year ended December 31, 2019, the Company received the remaining $6.0 million and recognized a total of $9.0 million, including $3.0 million received in 2018, as licensing revenue upon satisfaction of contractual milestones and delivery of the perpetual license and transferred technology without any remaining performance obligations.

In December 2020, we entered into a cooperation and development agreement with Yaskawa, pursuant to which Yaskawa agreed to provide $4.0 million over approximately three years to fund development activities related to industrial power conversion applications, with an initial focus on servo motor drive applications. Yaskawa provided $1.0 million of this $4.0 million commitment in December 2020. The Company evaluated and concluded that the deliverables are the same and nature of the services to be provided to Yaskawa will be consistent over the period of approximately three years. Accordingly, the Company recognized $333 thousand as revenue during the year ended December 31, 2020. As of December 31, 2020, $667 thousand is included in deferred revenue on the consolidated balance sheet.

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
Research and Development
The Company is a party to research grant contracts with the U.S. government for which the Company is reimbursed for specified costs incurred for its research projects. These projects include energy saving initiatives for which the U.S. government offers reimbursement funds. Such reimbursements are recorded as an offset to research and development expenses when the related qualified research and development expenses are incurred. Reimbursable costs are recognized in the same period the costs are incurred up to the limit of approved funding amounts on qualified expenses. Grant reimbursement of $426 thousand and $0 was recorded as an offset to research and development expense for the years ended December 31, 2020 and 2019, respectively.
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
Stock-based compensation expense recognized in the Company’s consolidated financial statements is based on awards that are expected to vest. These expense amounts have been reduced by using an estimated forfeiture rate. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company evaluates the assumptions used to estimate forfeitures annually in connection with the recognition of stock-based compensation expense.
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
For the year ended December 31, 2020, there were 3,285,058 shares, consisting of 2,320,318 stock options, 805,325 restricted stock units and 159,415 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive. For the year ended December 31, 2019, there were 26,422,608 shares, consisting of 23,933,949 convertible preferred stocks, 2,473,198 stock options and 15,461 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive.
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
Segment Reporting

The Company’s operations and its financial performance is evaluated on a consolidated basis by the chief operating decision maker. Accordingly, the Company considers all of its operations to be aggregated in one reportable operating segment. For the year ended December 31, 2020, total revenue was $11.4 million, of which $10.7 million was from U.S. operations and $713 thousand was from Japan operations. For the year ended December 31, 2019, total revenue was $11.9 million, of which $11.9 million was from U.S. operations and $28 thousand was from Japan operations.
Recently Issued Accounting Standards Adopted
Fair Value - In August 2018, the Financial Accounting Standard Boards (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. ASU 2018-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. The Company adopted this standard effective January 1, 2020. The adoption of ASU 2018-13 did not have a material effect on the consolidated financial statements.
Statement of Cash Flows - In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This guidance addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. ASU 2016-15 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. The Company adopted this standard effective January 1, 2020, using the modified retrospective approach. The adoption of ASU 2016-15 did not have a material effect on the consolidated financial statements.

Recently Issued Accounting Standards under Evaluation

Leases - In June 2020, the FASB issued ASU 2020-05, which amends the effective dates of the FASB’s standards on leasing (ASC 842) to give immediate relief to certain entities as a result of the widespread adverse economic effects and business disruptions caused by the COVID-19 pandemic. In February 2016, the FASB issued ASU 2016-02, Leases, which, for operating leases, requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The guidance also requires a lessee to recognize single lease costs, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The leasing standard’s effective dates were the fiscal year beginning after December 15, 2019 as originally issued (ASU 2016-02) and the fiscal year beginning after December 15, 2020 as amended by ASU 2019-10. As amended by ASU 2020-05, the leasing standard’s effective date is now the fiscal year beginning after December 15, 2021. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and the adoption is not expected to have a significant impact on the consolidated financial statements.
Financial Instruments - FASB ASU 2020-03, Codification Improvements to Financial Instruments, makes clear the determination of the contractual life of a net investment in leases in estimating expected credit losses under ASC 326, Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for the Company’s 2021 fiscal year. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and the adoption is not expected to have a significant impact on the consolidated financial statements.
Income Tax - In December 2019, the FASB issued ASU 2019-12, which modifies ASC 740 to simplify the accounting for income taxes. The ASU’s amendments are based on changes that were suggested by stakeholders as part of the FASB’s simplification initiative (i.e., the FASB’s effort to reduce the complexity of accounting standards while maintaining or enhancing the helpfulness of information provided to financial statement users). ASU 2019-12 is effective for the Company’s 2021 fiscal year. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and the adoption is not expected to have a significant impact on the consolidated financial statements.

Note 3 - Nexperia Arrangement
Nexperia Transaction
On April 4, 2018, the Company entered into a multi-element commercial arrangement with Nexperia B.V. (“Nexperia”) to obtain financing in exchange for the sale of equity instruments and performing certain technology and product development activities for Nexperia (collectively, the “Collaboration Arrangement”). Nexperia specializes in designing, manufacturing and selling a broad range of small discrete semiconductor devices that utilize components such as those manufactured by the Company. Financing under the Collaboration Arrangement is comprised of the following elements:
•$16 million Series 3 preferred stock issuance

•$9 million license fee for transfer of the Gen-3 manufacturing process

•$5 million development loan, originally maturing March 31, 2020 and subsequently extended to June 30, 2020 intended to pre-fund the Gen-4 (Tranche A) technology development (the “Tranche A Loan”)

•$10 million development loan maturing March 31, 2021 intended to pre-fund the Gen 5 and 1200V technology development (the “Tranche B Loan”)

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
The Company received the full $10 million Tranche C Loan under the credit facility during the year ended December 31, 2018. See Note 9 - Debts.

On March 1, 2021, Amendment No. 5 to the LSA was executed to extend the maturity of the Tranche B loans of $10 million and the Tranche C Loan of $10 million to June 30, 2021 and May 18, 2021, respectively. All other terms set forth under the original LSA remained unchanged following the amendments.

Note 4 - Fair Value Measurements
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
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table summarizes the Company’s liabilities measured at fair value as of December 31, 2020 and 2019, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
December 31, 2020
Promissory note	$—	$—	$15,392

December 31, 2019
Promissory note	$—	$—	$16,169

The following table includes the changes in fair value of the promissory note which are Level 3 on the fair value hierarchy (in thousands):

	2020	2019
Fair value at January 1,	$16,169	$15,852
Interest expense accrued	150	150
(Decrease) increase in fair value	(927)	167
Fair value at December 31,	$15,392	$16,169
The Company recorded interest expense of $150 thousand for each of the years ended December 31, 2020 and 2019. Fair value of promissory note decreased $927 thousand and increased $167 thousand for the years ended December 31, 2020 and 2019, respectively.
There were no changes to our valuation techniques used to measure assets and liability fair values during the years ended December 31, 2020 and 2019. The valuation techniques for the items in the table above are as follows:
Level 3 borrowings, which consist of a promissory note, are measured and reported at fair value using a Monte Carlo simulation valuation model. The models can include assumptions related to the value of the notes that are based on the estimated timing and amounts of future rounds of financing, including the estimated timing of a change in control of the Company, and estimated market interest rates, which represent significant unobservable inputs. Assumptions used are (1) the Company is worth today what it can generate in future cash to the Company, (2) cash received today is more than an equal amount of cash received in the future, and (3) future cash flows can be reasonably estimated. There were no transfers in or out of level 3 fair value instruments.

Note 5 - Concentration of Credit Risk and Significant Customers
The Company manages its credit risk associated with exposure to distributors and direct customers on outstanding accounts receivable through the application of credit approvals and other monitoring procedures. Credit sales, which are mainly on credit terms of 30 to 60 days, are only made to customers who meet the Company's credit standards, while sales to new customers or customers with low credit ratings are usually made on an advance payment basis. The Company closely monitors the aging of accounts receivable from its distributors and direct customers, and regularly reviews their financial positions, where available.

Significant customers are those that represent 10% or more of revenue or accounts receivable and are set forth in the following table:

	Revenue for the Year Ended December 31,		Accounts Receivable As of December 31,
	2020	2019	2020	2019
Customer A	59.6%	79.6%	49.3%	60.0%
Customer B	29.2%	13.3%	31.9%	20.4%
Customer A is a related party and Customer B is a government agency. See Note 17 - Related Party Transactions.

Note 6 - Inventory
Inventory consists of the following as of December 31, 2020 and December 31, 2019 (in thousands):

	As of December 31,
	2020	2019
Raw materials	$633	$412
Work in process	350	258
Finished goods	644	320
Total	$1,627	$990
An inventory write-off of $435 thousand and $155 thousand was recorded for the years ended December 31, 2020 and 2019, respectively.

Note 7 - Property and Equipment

Property and equipment as of December 31, 2020 and 2019 consists of the following (in thousands except years):

	As of December 31,		Estimated Useful Life (in years)
	2020	2019
Machinery and equipment	$14,924	$14,892	5
Computer equipment and software	828	876	3
Furniture and fixtures	189	186	7
Leasehold improvements (1)	4,970	4,954	7
Construction in progress	13	6
Property and equipment, gross	20,924	20,914
Less: accumulated depreciation and amortization	(19,600)	(19,144)
Property and equipment, net	$1,324	$1,770
(1) Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the related remaining lease term.

The Company recorded depreciation and amortization expense related to property and equipment of $509 thousand and $563 thousand for the years ended December 31, 2020 and 2019, respectively.

Note 8 - Intangible Assets
The carrying values of intangible assets as of December 31, 2020 and 2019, respectively, consists of the following (in thousands except years):

	December 31, 2020
	Gross	Accumulated Amortization	Foreign Exchange Rate Changes	Net	Estimated Useful Life (in years)
Patents	$2,963	$(1,975)	$—	$988	10
Developed technology - 150V	560	(555)	(5)	—	6
Developed technology - 600V	1,701	(1,684)	(17)	—	6
Total	$5,224	$(4,214)	$(22)	$988

	December 31, 2019
	Gross	Accumulated Amortization	Foreign Exchange Rate Changes	Net	Estimated Useful Life (in years)
Patents	$2,963	$(1,679)	$—	$1,284	10
Developed technology - 150V	560	(519)	(34)	7	6
Developed technology - 600V	1,701	(1,575)	(104)	22	6
Total	$5,224	$(3,773)	$(138)	$1,313

The Company recorded amortization expenses related to intangible assets of $326 thousand and $653 thousand for the years ended December 31, 2020 and 2019, respectively.

Estimated future amortization expenses related to intangible assets at December 31, 2020 are as follows (in thousands):

Year Ending December 31,	Amount
2021	$296
2022	296
2023	296
2024	100
Thereafter	—
Total	$988

Note 9 - Debts
Development Loans
On April 4, 2018, the Company entered into a Loan and Security Agreement (“LSA”) and Development and License Agreement (“DLA”) with Nexperia. The LSA provided for term loans in an aggregate principal amount of up to $15.0 million, which term loans were available in tranches (Tranche A, Tranche B and Tranche B-1) and subject to the satisfaction of specified conditions. The Tranche A Loan of $5.0 million initially was scheduled to mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2020. On

April 8, 2020, the maturity of the Tranche A loan was extended to April 30, 2020 and, on April 28, 2020, the maturity of the Tranche A Loan was further extended to June 30, 2020. On June 29, 2020, the Tranche A Loan of $5.0 million was satisfied in full when the Company transferred its Gen-4 technology development to Nexperia. The Tranche B Loan of $8.0 million and Tranche B-1 Loan of $2.0 million mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2021, subject to extension as provided in the LSA. See Note 3 - Nexperia Arrangement.
As of December 31, 2020 and 2019, aggregate principal amount of term loans outstanding under the LSA were $10.0 million and $15 million, respectively.
Revolving Credit Facility
The LSA also provided a $10.0 million revolving loan (Tranche C Loan) maturing at the earlier of (i) April 3, 2021, and (ii) the date a Change of Control (as defined in the LSA) of the Company occurs. Interest payable by the Company accrues on the outstanding principal amount of the loans during such period at a rate of 6% per annum. The credit facility is secured against certain of our U.S. patents not relating to MOCVD or epiwafer technology. See Note 3 - Nexperia Arrangement.
The Tranche C Loan is recorded based on principal in the amount of $10.0 million and accrued interest (6% interest per annum). The Company recorded interest expense of $610 thousand and $608 thousand for the years ended December 31, 2020 and 2019, respectively. The Company paid interest expense of $915 thousand and $496 thousand for the years ended December 31, 2020 and 2019. As of December 31, 2020 and 2019, the total balance of the revolving credit facility was $10.2 million and $10.5 million, respectively.
Promissory Note
The Company’s promissory note obligation at December 31, 2020 and 2019 consists of the following (in thousands):

			Stated Value at December 31,
	Interest Rate	Due Date	2020	2019
Yaskawa Note	1.00%	September 2022	$15,486	$15,336

Pursuant to ASC 825-10-15-4, the Company elected to apply the fair value option for the promissory note. As of December 31, 2020 and 2019, the Company determined the fair value for the note, as compared to the face value, including accrued interest, as follows (in thousands):

	Fair Value at December 31,
	2020	2019
Yaskawa Note	$15,392	$16,169

Fair value of promissory note decreased $927 thousand and increased $167 thousand for the years ended December 31, 2020 and 2019, respectively.
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

In connection with its promissory note obligation, the Company recorded interest expense of $150 thousand for each of the years ended December 31, 2020 and 2019. In accordance with the terms of the promissory note, interest is added to the principal balance and is reflected in the carrying value on the consolidated balance sheet. As of December 31, 2020 and 2019, accrued interest on the promissory note was $486 thousand and $336 thousand, respectively.
In December 2020, we entered into a cooperation and development agreement with Yaskawa, pursuant to which Yaskawa agreed to provide $4.0 million over approximately three years to fund development activities related to industrial power conversion applications, with an initial focus on servo motor drive applications. Yaskawa provided $1.0 million of this $4.0 million commitment in December 2020. The Company evaluated and concluded that the deliverables are the same and nature of the services to be provided to Yaskawa will be consistent over the period of approximately three years. Accordingly, the Company recognized $333 thousand as revenue during the year ended December 31, 2020. As of December 31, 2020, $667 thousand is included in deferred revenue on the consolidated balance sheet.
As of December 31, 2020, the scheduled maturity on the development loans, revolving credit facility and promissory note was as follows (in thousands):

Year Ending December 31,	Amount
2021	$20,153
2022	15,748
Thereafter	—
Total	$35,901

Note 10 - Investment in Aizu Fujitsu Semiconductor Wafer Solution Limited (“AFSW”)
The Company has a 49% interest in AFSW and is a party to a joint venture agreement (the “JVA”) with Fujitsu Semiconductor Limited (“FSL”), the 51% owner of AFSW. AFSW manufactures semiconductor products exclusively for its owners under manufacturing agreements at prices estimated to cover the cost of production. AFSW was determined to be a variable interest entity (“VIE”) as the equity at risk was not believed to be sufficient. AFSW depends on its owners for any additional cash. The Company extended $7.3 million and $2.7 million to AFSW to fund AFSW’s operations for the years ended December 31, 2020 and 2019, respectively. The Company’s known maximum exposure to loss approximated the carrying value of its investment balance, which included the financing. Potential future losses could be higher than the carrying amount of the Company’s investment, as we are liable, along with the other owner, for other future operating costs or obligations of AFSW. In addition, because Transphorm is currently committed to purchasing GaN wafers and production-related services from AFSW at pre-agreed pricing based upon the Company’s second generation products, the Company may be required to purchase products at a higher cost for its newer generation products. Unfunded commitment to AFSW was $1.5 million and $1.7 million as of December 31, 2020 and 2019, respectively.
On April 1, 2020, FSL exercised its put option under the JVA and notified us that FSL intended to exit the joint venture by selling its 51% interest in AFSW to us. Under the terms of the JVA, the aggregate purchase price for FSL’s interest in AFSW is expected to be one Japanese Yen. While the agreement provides that completion of the transaction was to take place as soon as 60 days from the date of the exercise notice, such transaction will be subject to regulatory and other approvals in Japan, which we believe will take up to the second quarter of 2021 to obtain, assuming such approval is received at all. In December 2020, we created a joint venture company in Singapore with a third party (controlling party with 75% ownership) to become a partner in AFSW, subject to regulatory and other approvals in Japan that we believe will take up to the second quarter of 2021 to obtain, assuming such approval is received at all. In addition, for at least one year following the date on which we (alone or with a third party) take over full ownership of AFSW, we have agreed to use our best efforts to maintain and continue the operations of AFSW, which is also synergistic with our own business for securing wafers for our products.

The Company’s investment activities in AFSW for the years ended December 31, 2020, and 2019 are summarized below (in thousands):

	2020	2019
Beginning balance at January 1,	$(1,688)	$(659)
Investment	7,348	2,698
Loss	(6,836)	(3,703)
Effect of exchange rate change	(290)	(24)
Ending balance at December 31,	$(1,466)	$(1,688)

Summarized financial information of AFSW for the periods indicated, as provided by the controlling owner, are as follows (in thousands):

	As of December 31,
	2020	2019
Current assets	$1,503	$3,733
Long-term assets	$5,572	$5,101
Other current liabilities	$2,521	$931
Due to controlling owner	$22,136	$17,913
Due to Transphorm	$12,967	$5,349
Net deficit	$(30,549)	$(15,359)

	Year Ended December 31,
	2020	2019
Sales	$2,976	$11,599
Gross loss	$(11,411)	$(4,849)
Net loss	$(13,952)	$(7,557)
Note 11 - Commitments and Contingencies
Commitment with a Government Agency
In connection with a contract with a government agency, the Company entered into a commitment to acquire equipment and services from vendors totaling $7.4 million, all of which is reimbursable. The Company has made total purchases of $6.7 million cumulatively as of December 31, 2020, all of which were reimbursed by the government agency as of December 31, 2020. During the year ended December 31, 2020, the Company made purchases of $6.2 million, of which $1.0 million was in accounts payable as of December 31, 2020 and was subsequently paid as of the date of this report.
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

As of December 31, 2020, future minimum operating lease commitments were as follows (in thousands):

Year Ending December 31,	Amount
2021	$751
2022	404
2023	241
2024	120
Thereafter	—
Total	$1,516

The Company recorded rent expense, net of rental income, which includes common area maintenance fees in addition to the base rent, of $892 thousand and $897 thousand for the years ended December 31, 2020 and 2019, respectively. Rental income from a noncancelable sublease was $182 thousand for each of the years ended December 31, 2020 and 2019. As of December 31, 2020, the future minimum rental payments to be received under the noncancelable sublease are $31 thousand through February 2021.
Contingencies
During the ordinary course of business, the Company may become a party to legal proceedings incidental to its business. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Legal cost is expensed as incurred. The Company is not aware of any material legal claims or assessments. Although the results of litigation and claims are inherently unpredictable, management believes there was not at least a reasonable possibility that the Company had incurred a material loss with respect to any loss contingencies as of December 31, 2020 and through the issuance of these financial statements.
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
Historically, the Company has not been required to make payments under these obligations, and no liabilities have been recorded for these obligations in the Company’s consolidated financial statements.

Note 12 - Convertible Preferred Stock
As of December 31, 2019, the Company’s convertible preferred stock consisted of the following (in thousands, except share and per share data on a post conversion basis):

	Authorized Shares	Outstanding Shares	Carrying Value	Par Value per Share	Preference Value
Series 1	12,438,704	12,433,953	$39,658	$0.001	$40,000
Series 2	7,507,699	7,499,996	$30,000	$0.001	$30,000
Series 3	4,000,000	4,000,000	$16,000	$0.001	$16,000
Total	23,946,403	23,933,949	$85,658		$86,000

Series 1 and 2 Preferred Stock
KKR Phorm Investors L.P. (Phorm) purchased 12,433,953 shares of Series 1 preferred stock, par value $0.001 per share, at a per share price of $3.217 for an aggregate purchase price of approximately $40 million. Phorm and other investors with a small percentage (~0.02%) purchased 7,499,996 shares of Series 2 preferred stock, par value $0.001 per share, at a per share price of $4.00 for an aggregate purchase price of approximately $30 million.
Series 3 Preferred Stock
On March 26, 2018, the Company entered into a stock purchase agreement and related contracts in order to effectuate the issuance of its Series 3 preferred stock to Nexperia. Pursuant to the terms of the stock purchase agreement, Nexperia purchased 4,000,000 shares of Series 3 preferred stock, par value $0.001 per share, at a per share price of $4.00, for an aggregate purchase price of approximately $16 million equating to a total ownership stake of approximately 9.9% on a fully-diluted basis. The Company has reserved shares of common stock, par value $0.001 per share, for issuance upon conversion of the Series 3 preferred stock (the conversion shares). The Series 3 preferred stock issued is substantially pari passu with the Company’s Series 1 and Series 2 preferred stock previously issued to Phorm with a small percentage (~0.02%) issued to other investors.
Each share of Series 1, Series 2 and Series 3 preferred stock are convertible at the option of the holder into such number of shares of common stock as is determined by dividing the original issue price (OIP) of the Series 1, Series 2 and Series 3 preferred stock by the conversion price in effect at the time of the conversion. The conversion price of the Series 1, Series 2 and Series 3 preferred stock is subject to adjustment for certain events. Each share of Series 1, Series 2 and Series 3 preferred stock automatically converts into common stock immediately upon the closing of an underwritten public offering of the Company’s common stock in which the aggregate net proceeds are at least $40 million and the offering price per share is not less than 1.5 times the OIP of the Series 1, Series 2 and Series 3 preferred stock (a Qualifying Public Offering).
The rights, privileges, and preferences of the Series 1, Series 2, and Series 3 convertible preferred stock are as follows:
Liquidation Rights - In the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, the holders of convertible preferred stock will be entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of common stock, an amount per share equal to $3.217 per share for Series 1, $4.00 per share for Series 2 and $4.00 per share for Series 3, plus any declared but unpaid dividends. If, upon the occurrence of such an event, the assets and funds thus distributed among the holders of the convertible preferred stock are insufficient to permit the payment of the preferential amounts, the entire assets and funds legally available for distribution will be distributed ratably among the holders of convertible preferred stock in proportion to the full amount to which they would otherwise be respectively entitled. If, upon satisfaction of the convertible preferred stock preferences, there are any remaining assets and funds available for distribution, they will be ratably distributed among the holders of common stock.
Conversion - The convertible preferred stock is convertible at the option of the holder at any time into common stock on a one-for-one basis, subject to certain adjustments for anti-dilution. Each share of convertible preferred stock automatically converts into common stock in the event of an initial public offering (IPO) in which the proceeds are at least $40 million, net of the underwriting discount and commissions, and the offering price per share is not less than 1.5 times the original issue price of the convertible preferred stock unless otherwise agreed to by the shareholders.
Dividends - The holders of convertible preferred stock are entitled to receive, out of funds legally available, cash dividends at the rate of $0.25736 per annum for Series 1, $0.32 per annum for Series 2 and $0.32 per annum for Series 3 on each outstanding share. Such dividends are payable when, as, and if declared by the Board of Directors and are noncumulative. Through December 31, 2019, no such dividends have been declared.

Voting - The holders of Series 1 convertible preferred stock shall be entitled to the number of votes equal to ten times the number of shares of common stock into which such shares could be converted, and the holders of Series 2 convertible preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares could be converted. Each holder of Series 3 preferred stock shall be entitled to the number of votes equal to ten times the number of shares of common stock into which the shares of Series 3 preferred stock held by such holder could be converted as of the record date.
Due to certain provisions in liquidation and conversion rights the company has presented the convertible preferred stock outside of stockholders deficit as mezzanine equity.

The preferred stocks were converted to common stock upon the Merger. See Note 13 - Stockholders’ Deficit.

Note 13 - Stockholders’ Deficit
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
•Series 3 convertible preferred stock: 31,850,304 issued and outstanding were converted into 4,000,000 shares issued and outstanding; and
•Common stock: 50,325,662 shares issued and outstanding were converted into 4,171,571 shares, net of 52,733 redeemed shares from unaccredited investors, issued and outstanding.
In addition, on February 12, 2020, the Company issued 1,650,000 shares in connection with the Merger with Peninsula Acquisition Corporation.
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
As of December 31, 2020, 750,000,000 shares of common stock are authorized, of which 40,278,496 shares of common stock were issued and outstanding, and 5,000,000 shares of preferred stock are authorized, none of which were issued and outstanding. The Company’s Board of Directors has the ability to designate the rights, preferences and privileges for the preferred stock.
Private Placement
On February 12, 2020 and February 27, 2020, we sold an aggregate of 5,380,000 shares of common stock in a private placement offering at a purchase price of $4.00 per share, with aggregate gross proceeds of $21.5 million (before deducting placement agent fees and other offering expenses, which were an aggregate of $1.8 million).

On December 23, 2020, we sold an aggregate of 5,000,000 shares of common stock in a private placement offering at a purchase price of $3.00 per share and issued warrants to placement agents to purchase 150,000 shares of common stock at a price of $3.30 per share, with aggregate gross proceeds of $15.0 million (before deducting placement agent fees, financial advisor fees and other offering expenses, which were an aggregate of $1.4 million excluding warrant cost of $223 thousand).
Common Stock
Common stockholders are entitled to dividends, as and when declared by the Company’s Board of Directors, subject to the priority dividend rights of the holders of other classes of stock. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
At December 31, 2020, the Company has reserved shares of common stock for future issuance as follows:

Equity incentive plans	5,042,525
Common stock warrants	159,415
Total	5,201,940

Common Stock Warrants

On December 23, 2020, we issued warrants to placement agent to purchase 150,000 shares of common stock at an exercise price of $3.30 per share in the private placement. Our warrants are exercisable by paying cash or by cashless exercise for unregistered shares of common stock. The exercise price of the warrants is subject to standard antidilutive provision adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment. We have determined that these warrants related to issuance of common stock are subject to equity treatment because the warrant holder has no right to demand cash settlement and there are no unusual anti-dilution rights.
At December 31, 2020, the following warrants to purchase common stock were outstanding:

Number of Shares	Exercise Price	Expiration Date
6,046	$34.74	5 years after an initial public offering of the Company
3,369	$54.41	5 years after an initial public offering of the Company
150,000	$3.30	December 23, 2025
159,415

Note 14 - Stock Based Compensation
The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by Transphorm Technology’s board of directors on February 10, 2020 and Transphorm Technology’s stockholders on February 12, 2020, and became effective on the business day immediately prior to the closing of the Merger. Our stockholders approved the 2020 Plan on February 11, 2020. We assumed the 2020 Plan in connection with the Merger. As of December 31, 2020, there were 1,916,882 shares available for grant and 805,325 restricted stock units outstanding under the 2020 Plan. The 2020 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to our employees and our parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, and performance shares to our employees, directors, and consultants and our parent and subsidiary corporations’ employees and consultants.
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
Stock Options
The following table summarizes stock option activity and related information for the years ended December 31, 2020 and 2019:

	Number of Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at January 1, 2020	2,473,198	$4.67	6.84	$—
Options granted	—	$—
Options exercised	(6,821)	$3.78
Options canceled	(146,059)	$5.88
Balance at December 31, 2020	2,320,318	$4.67	5.92	$—
Exercisable at December 31, 2020	2,267,154	$4.70	5.86	$—

Balance at January 1, 2019	2,377,180	$4.79	7.46	$—
Options granted	209,908	$3.14
Options exercised	(1,392)	$3.86
Options canceled	(112,498)	$4.34
Balance at December 31, 2019	2,473,198	$4.67	6.84	$—
Exercisable at December 31, 2019	2,079,809	$4.95	6.65	$—
(1) Intrinsic value represents the excess of the fair value on the last trading day of the period, which was $3.00 as of December 31, 2020, over the exercise price, multiplied by the number of options.

Stock-based compensation expense is determined based on the fair value of the Company’s common stock as determined by the Board of Directors and assumptions such as volatility, expected term, risk-free interest rates, and other factors. Changes in the deemed fair value of the common stock, the underlying assumptions in the calculations, the number of options granted or the terms of such options, the expected forfeiture rate, the treatment of tax benefits and other changes may result in significant differences in the amounts or timing of the compensation expense recognized. The assumptions and estimates are made as follows:

•Fair Value of Common Stock - The fair value of the shares of common stock underlying the stock options has been determined by the Board of Directors, utilizing valuation studies performed by third-party advisors. Because there has been no public market for the Company’s common stock, the Board of Directors has determined fair value of the common stock at the time of grant of the options by considering a number of objective and subjective factors, including valuations of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, and general and industry-specific economic outlook. The Company has not granted stock options with an exercise price that is less than the fair value of the underlying common stock as determined at the time of grant by the Board of Directors.
•Expected Volatility - The Company utilizes the historical volatility of representative public companies to determine its expected volatility, as there is no public trading of the Company’s common stock.
•Estimated Forfeitures - The Company adopted ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and has elected to account for forfeitures as they occur and therefore, stock-based compensation expense has been calculated based on actual forfeitures in the statements of operations, rather than our previous approach which was net of estimated forfeitures. The net cumulative effect of this change was not material.
•Expected Dividend Yield - The Company has not issued any common stock dividends; therefore, a dividend yield of zero was used.
•Risk-Free Interest Rate - The Company bases the risk-free interest rate used in the Black- Scholes-Merton option pricing model on the implied yield currently available on United States Treasury zero-coupon issues with an equivalent expected term.
•Expected Term - The expected term of stock options represents the period that the Company’s stock options are expected to be outstanding. The Company generally uses the simplified method to calculate the expected term for employee grants.
The assumptions used to value options granted to employees during the year ended December 31, 2019 was as follows:

Weighted average expected life (in years)	5.46
Risk-free interest rate	1.34% - 1.94%
Expected volatility	39.4% - 39.8%
Weighted average grant date fair value	$1.04
Dividend yield	—%

Restricted Stock
Restricted Stock Awards
RSAs are grants of shares of our common stock that vest in accordance with terms and conditions established by the Company’s Board of Directors. Recipients of RSAs generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the RSA agreement provides otherwise. Shares of restricted stock that do not vest are subject to forfeiture. In September 2020, we granted 123,501 RSAs outside of our 2020 Plan, 98,450 of which were fully vested on the date of grant and the remainder of which is scheduled to vest 120 days following the grant date. In December 2020, we granted 12,000 RSAs outside of our 2020 Plan, all of which were fully vested on the date of grant. The following table summarizes RSA activity and related information for the year ended December 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at beginning of period	—	$—
Granted	135,501	$3.91
Vested	(98,450)	$3.88
Balance at end of period	37,051	$4.00

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

The following table summarizes RSU activity and related information for the year ended December 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at beginning of period	—	$—
Granted	816,180	$4.00
Vested	(4,000)	$4.00
Canceled	(6,855)	$4.00
Balance at end of period	805,325	$4.00

Stock-Based Compensation

The accompanying consolidated statement of operations and comprehensive loss includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cost of revenue	$93	$60
Research and development	306	196
Sales and marketing	68	30
General and administrative	1,058	280
Total	$1,525	$566
Unrecognized Stock-Based Compensation

Unrecognized stock-based compensation expense was as follows (in thousands):

	As of December 31, 2020		As of December 31, 2019
	Unrecognized Expense	Average Expected Recognition Period	Unrecognized Expense	Average Expected Recognition Period
Stock options	$54	0.67 years	$464	1.20 years
Restricted stock	2,687	1.87 years	—	—
Total	$2,741	1.85 years	$464	1.20 years

Note 15 - 401(k) Savings Plan

The Company has a 401(k) savings plan (the 401(k) plan). The 401(k) plan is a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code. All full-time employees of the Company are eligible to participate pursuant to the terms of the 401(k) plan. Contributions by the Company are discretionary, and the Company made no contributions during the years ended December 31, 2020 and 2019.

Note 16 - Income Taxes
For the year ended December 31, 2020, the Company reported a worldwide consolidated pretax loss of $17.9 million, which consisted of a pre-tax loss from U.S. operations of approximately $10.3 million and pre-tax loss from Japan operations of approximately $7.6 million. The pre-tax loss from Japan operations consists of $800 thousand from Transphorm Japan, Inc., a $6.8 million pre-tax loss from Transphorm Aizu, Inc. and $25 thousand pre-tax income from Transphorm Epi, Inc.
For the year ended December 31, 2019, the Company reported a worldwide consolidated pre-tax loss of $15.3 million, which consisted of a pre-tax loss from U.S. operations of approximately $10.6 million and pre-tax loss from Japan operations of approximately $4.7 million. The pre-tax loss from Japan operations consists of $1.0 million from Transphorm Japan, Inc., a $3.7 million pre-tax loss from Transphorm Aizu, Inc. and $1 thousand pre-tax income from Transphorm Epi, Inc.
There is no U.S. federal or foreign provision for income taxes because the Company has incurred operating losses since inception and is in a full valuation allowance position. For the year ended December 31, 2020 and 2019, the Company has recorded a state income tax provision of $1 thousand which represents minimum taxes. Deferred income taxes reflect the net tax effects of the net operating losses and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and deferred tax liabilities as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$46,346	$43,973
Tax credits	5,262	4,535
California capitalized research and development	80	343
Fixed assets	8	—
Others, net	593	602
Total deferred tax assets	52,289	49,453
Valuation allowance	(52,289)	(49,403)
Deferred tax asset, net of valuation allowance	—	50
Deferred tax liabilities:
Others, net	—	—
Fixed assets	—	(50)
Total deferred tax liabilities	—	(50)
Net deferred tax assets	$—	$—
As of December 31, 2020, and 2019, the Company had no assurance that future taxable income would be sufficient to fully utilize the net operating loss carryforwards and other deferred tax assets in the future. Consequently, the Company determined that a valuation allowance of approximately $52.2 million and $49.4 million as of December 31, 2020, and 2019, was needed to offset the deferred tax assets resulting mainly from the net operating loss carryforwards.
The Company files income tax returns in the U.S. federal, California, and Oregon jurisdictions and is subject to U.S. federal, state, and local income tax examinations by tax authorities. Generally, the statute of limitations is 3 years for U.S. federal income tax and 4 years for state and local taxes. The statute of limitations may be extended for tax years where a corporation has a net operating loss carryforward or by agreement with the jurisdictional taxing authority. Accordingly, all of the Company's U.S. federal, state and local income tax years since inception remain open to examination by tax authorities. The Company is not currently under audit by any taxing authority.
The Company follows the provisions of uncertain tax positions as addressed in ASC 740-10. The Company recognized no increase or decrease in the liability for unrecognized tax benefits for any period presented. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2020, and 2019.
The utilization of the Company’s net operating loss and tax credit carryforwards is dependent on the future profitability of the Company. Further, the Internal Revenue Code imposes substantial restrictions on the utilization of such carryforwards in the event of an ownership change of more than 50%, as defined, during any three-year period (Section 382 and 383 limitations). The Company has determined that several ownership changes have occurred, which have resulted in substantial limitations on the Company’s ability to utilize its pre-ownership change net operating loss and tax credit carryforwards. These substantial limitations are expected to result in both a permanent loss of certain tax benefits related to net operating loss carryforwards and federal research and development credits, as well as an annual utilization limitation. The Company performed an analysis through the APO and anticipates no further Section 382 and 383 limitations.

As of December 31, 2020, the Company has federal net operating loss carryforwards of $245.3 million, of which $207.5 million will begin to expire in 2027 unless previously utilized, and the Company has state net operating loss carryforwards of $152.4 million which will begin to expire in 2028 unless previously utilized. The cumulative federal net operating loss generated for the years 2018 to 2020 of $37.8 million can be carried forward indefinitely. However, the federal deduction for net operating losses incurred in tax years beginning after January 1, 2021 is limited to 80% annual taxable income. Under the CARES Act, the suspension of net operating losses generated in years 2019, and 2020 are not subject to the 80% limitation. The Company also has foreign net operating loss carryforwards for approximately $5.2 million which will begin to expire in 2024.
As of December 31, 2020, the Company has federal research and development credit carryforwards of $4.5 million, which will begin to expire in 2032 unless previously utilized, and the Company had California research and development credit carryforwards of $3.8 million, which do not expire.
Deferred tax assets have not been established for net operating and tax credit carryforwards that are deemed to have no value due to the Section 382 and 383 limitations discussed above and, therefore, are not reflected in the table of deferred tax assets presented above. Future ownership changes, if any, may further limit the Company’s ability to utilize its remaining net operating losses and tax credit carryforwards. The Company performed an analysis as of December 31, 2020 and determined that no further limitations on tax attributes were required.
Reconciliation between federal statutory tax rate and the effective tax rate is shown in the following table:

	2020	2019
Federal statutory income tax rate	21.00%	21.00%
Research and development credit	4.06%	4.76%
Nondeductible expense	0.64%	(3.18)%
Loss in joint venture	(11.70)%	(7.44)%
Foreign income tax rate difference	4.10%	2.99%
Others, net	(2.08)%	(0.75)%
Valuation allowance	(16.02)%	(17.38)%
Effective tax rate	—%	—%
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act", H.R. 748) was signed into law. The CARES Act repealed the 80% taxable income limitation for the 2018–2020 taxable years and reinstated NOL carrybacks for the 2018–2020 taxable years. In addition, the CARES Act temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, a TCJA technical correction that classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactive as if it was included in the TCJA at the time of enactment. The company does not anticipate a material impact to the Company’s consolidated financial statements due to the recent enactment.

On December 21, 2020, The Consolidated Appropriations Act (“CAA”) was signed into law. We do not expect any of the enactments of the CAA to have a material impact on the company as of 12/31/2020.

Note 17 - Related Party Transactions
During the year ended December 31, 2020, the Company entered into the following related party transactions:
•Recorded $241 thousand in cost of goods sold for services, recorded research and development expense of $919 thousand, of which $408 thousand was reimbursable and recorded $84 thousand in other expense for commitment for services from the AFSW joint venture;

•Sold $165 thousand of products to non-controlling stockholders of the Company and incurred $200 thousand of license maintenance fee from a non-controlling stockholder of the Company; and
•Recorded $5.2 million in license fee income, recorded $701 thousand in EPI Gen 4 wafer growth sales, recorded $150 thousand of reimbursements in license maintenance fee, recorded $610 thousand in interest expense, recorded $408 thousand reimbursement for research and development, and sold $915 thousand of products to a stockholder and noteholder of the Company. See Note 3 - Nexperia Arrangement.
As of December 31, 2020, total due from related parties was $13.9 million, consisting of $13.5 million due from the AFSW joint venture, $17 thousand accounts receivable from non-controlling stockholders of the Company, and $435 thousand accounts receivable from a stockholder and noteholder of the Company. As of December 31, 2020, total accounts payable to related parties was $512 thousand to the AFSW joint venture and $24 thousand to Nexperia, and accrued royalty was $100 thousand to Furukawa.
During the year ended December 31, 2019, the Company entered into the following related party transactions:
•Recorded $211 thousand in cost of goods sold for services, recorded research and development expense of $695 thousand, of which $195 thousand was reimbursable, recorded $444 thousand in other expense for commitment for services, and incurred $14 thousand for employees and their benefits seconded from the AFSW joint venture;
•Sold $241 thousand of products to non-controlling stockholders of the Company, incurred $200 thousand of license maintenance fee to a non-controlling stockholder, and incurred $21 thousand for employees and their related benefits seconded from a non-controlling stockholder of the Company; and
•Recorded $9.2 million in license fee revenue, recorded $195 thousand reimbursement for research and development, recorded $608 thousand in interest expense and sold $504 thousand of products to a stockholder and noteholder of the Company. See Note 3 - Nexperia Arrangement.
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

Note 18 - Subsequent Events
The Company has evaluated subsequent events through the issuance of these financial statements, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:

Amendment to Loan and Security Agreement
On March 1, 2021, Amendment No. 5 to the LSA was executed to extend the maturity of the Tranche B Loans of $10 million and the Tranche C Loan of $10 million to June 30, 2021 and May 18, 2021, respectively. All other terms set forth under the original LSA remained unchanged following the amendments.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.    Controls and Procedures

Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance.

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, management, including our chief executive officer and our chief financial officer, concluded that as of December 31, 2020, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that due to continuing material weaknesses in our internal control over financial reporting as described below, our internal control over financial reporting was not effective as of December 31, 2020.
During the year ended December 31, 2018, we identified two material weaknesses, one of which relates to the fact that certain members of our finance team and personnel are able to operate across a number of different functions and have user access that gives rise to segregation of duties risks in connection with our information technology infrastructure. The other material weakness relates to a lack of evidence to support review work and oversight procedures. These material weaknesses have a pervasive impact on various activity level and financial reporting cycles.
In connection with management’s evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 and the related remediation, we have not completed all of the corrective actions and procedures as contemplated herein to remediate the previously identified material weaknesses. The implemented controls need to operate for a period of time before they can be considered fully remediated. Management will continue to evaluate these new processes, controls and procedures to ascertain whether they are designed, implemented and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.
Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information
None.

Part III

Item 10.        Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our definitive proxy statement on Schedule 14A (“Proxy Statement”) for our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2020.

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 14.        Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement.

Part IV

Item 15.        Exhibit and Financial Statement Schedules
(a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

1. Financial Statements: See Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules: All schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

(b) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Report	Form	Exhibit No.	Filing Date	SEC File No.
1.1	Placement Agent Agreement between the Company and Loop Capital Markets LLC, dated December 22, 2020, including form of lock-up agreement		8-K	1.1	December 22, 2020	000-55832
2.1 ‡	Agreement and Plan of Merger and Reorganization, dated February 12, 2020, by and among the Registrant, Peninsula Acquisition Sub, Inc. and Transphorm Technology		8-K	2.1	February 14, 2020	000-55832
3.1	Certificate of Merger relating to the merger of Peninsula Acquisition Sub, Inc. with and into Transphorm Technology, filed with the Secretary of State of Delaware on February 12, 2020		8-K	3.1	February 14, 2020	000-55832
3.2	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of Delaware on February 12, 2020		8-K	3.2	February 14, 2020	000-55832
3.3	Amended and Restated Certificate of Incorporation of the Registrant		10-Q	3.1	August 11, 2020	000-55832
3.4	Amended and Restated Bylaws of the Registrant		8-K	3.1	June 3, 2020	000-55832
4.1.1 *	Form of Registration Rights Agreement, effective as of February 12, 2020		8-K	4.1	February 14, 2020	000-55832
4.1.2	Amendment to Registration Rights Agreement		10-Q	4.1.1	May 14, 2020	000-55832
4.2	Stockholders Agreement, dated February 12, 2020, by and between the Registrant and KKR Phorm Investors L.P.		8-K	4.2	February 14, 2020	000-55832
4.3*	Registration Rights Agreement, dated December 23, 2020, by and between the Registrant and the signatories thereto		8-K	4.1	December 30, 2020	000-55832
4.4	Specimen common stock certificate of the Registrant	X
4.5	Description of Registrant’s securities	X
10.1 *	Form of Subscription Agreement, dated December 23, 2020		8-K	10.1	December 30, 2020	000-55832
10.2	Form of Placement Agent Warrant, dated December 23, 2020		8-K	10.2	December 30, 2020	000-55832
10.3.1 #	2007 Stock Plan		8-K	10.3.1	February 14, 2020	000-55832
10.3.2 #	Form of Stock Option Agreement under 2007 Stock Plan		8-K	10.3.2	February 14, 2020	000-55832
10.4.1 #	2015 Equity Incentive Plan		8-K	10.4.1	February 14, 2020	000-55832
10.4.2 #	Form of Stock Option Agreement under 2015 Equity Incentive Plan		8-K	10.4.2	February 14, 2020	000-55832
10.5.1 #	2020 Equity Incentive Plan		8-K	10.5	February 14, 2020	000-55832

10.5.2 #	Form of Stock Option Agreement under 2020 Equity Incentive Plan	10-Q	10.5.2	May 14, 2020	000-55832
10.5.3 #	Form of Restricted Stock Unit Agreement under 2020 Equity Incentive Plan	10-Q	10.1	November 10, 2020	000-55832
10.6	Lock-Up Agreement, effective July 13, 2020, between the Registrant and KKR Phorm Investors L.P.	10-Q	10.3	August 11, 2020	000-55832
10.7 *	Form of Subscription Agreement, dated February 12, 2020	8-K	10.7	February 14, 2020	000-55832
10.8 #	Offer Letter, dated as of October 13, 2015, by and between Transphorm Technology and Mario Rivas	8-K	10.8	February 14, 2020	000-55832
10.9 #	Offer Letter, dated as of March 22, 2007, by and between Transphorm Technology and Primit Parikh	8-K	10.9	February 14, 2020	000-55832
10.10 #	Offer Letter, dated as of October 14, 2015, by and between Transphorm Technology and Cameron McAulay	8-K	10.10	February 14, 2020	000-55832
10.11.1 †	Award Contract, dated December 13, 2018, by and between Transphorm Technology and Naval Air Warfare Center Aircraft Division	8-K	10.11.1	February 14, 2020	000-55832
10.11.2 †	Amendment of Solicitation, dated February 14, 2019, by and between Transphorm Technology and Naval Air Warfare Center Aircraft Division	8-K	10.11.2	February 14, 2020	000-55832
10.11.3 †	Amendment of Solicitation, dated June 6, 2019, by and between Transphorm Technology and Naval Air Warfare Center Aircraft Division	8-K	10.11.3	February 14, 2020	000-55832
10.11.4	Amendment of Solicitation, dated September 12, 2019, by and between Transphorm Technology and Naval Air Warfare Center Aircraft Division	8-K	10.11.4	February 14, 2020	000-55832
10.11.5 †	Amendment of Solicitation, dated November 27, 2019, by and between Transphorm Technology and Naval Air Warfare Center Aircraft Division	8-K	10.11.5	February 14, 2020	000-55832
10.12.1 †	Joint Venture Agreement, dated as of May 23, 2017, by and among Aizu Fujitsu Semiconductor Limited, Fujitsu Semiconductor Limited, Transphorm Technology and Transphorm Aizu, Inc.	8-K	10.12.1	February 14, 2020	000-55832
10.12.2 †	First Amendment to the Joint Venture Agreement, dated as of September 1, 2018, by and between Aizu Fujitsu Semiconductor Limited, Fujitsu Semiconductor Limited, Transphorm Technology and Transphorm Aizu, Inc.	8-K	10.12.2	February 14, 2020	000-55832
10.13.1 †	Supply Agreement, dated April 4, 2018, between Transphorm Technology and Nexperia	8-K	10.13.1	February 14, 2020	000-55832
10.13.2	Amendment No. 1 to Supply Agreement, dated February 7, 2020, between Transphorm Technology and Nexperia	8-K	10.13.2	February 14, 2020	000-55832
10.14.1 †	Loan and Security Agreement, dated April 4, 2018, between Transphorm Technology and Nexperia	8-K	10.14.1	February 14, 2020	000-55832
10.14.2 †	Amendment No. 1 to Loan and Security Agreement, dated March 21, 2019, between Transphorm Technology and Nexperia	8-K	10.14.2	February 14, 2020	000-55832
10.14.3	Amendment No. 2 to Loan and Security Agreement, dated February 7, 2020, between Transphorm Technology and Nexperia	8-K	10.14.3	February 14, 2020	000-55832
10.14.4	Amendment No. 3 to Loan and Security Agreement, dated April 8, 2020, between Transphorm Technology and Nexperia	10-Q	10.14.4	May 14, 2020	000-55832
10.14.5	Amendment No. 4 to Loan and Security Agreement, dated April 28, 2020, between Transphorm Technology and Nexperia	10-Q	10.14.5	May 14, 2020	000-55832
10.15.1 †	Development and License Agreement, dated April 4, 2018, between Transphorm Technology and Nexperia	8-K	10.15.1	February 14, 2020	000-55832
10.15.2 †	Amendment No. 1 to Development and License Agreement, dated March 21, 2019, between Transphorm Technology and Nexperia	8-K	10.15.2	February 14, 2020	000-55832

10.15.3	Amendment No. 2 to Development and License Agreement, dated February 7, 2020, between Transphorm Technology and Nexperia	8-K	10.15.3	February 14, 2020	000-55832
10.16.1	Standard Industrial/Commercial Multi-Tenant Lease, dated June 23, 2010, by and between Transphorm Technology and Castilian LLC, for the premises located at 75 Castilian Drive, Goleta, CA 93117	8-K	10.16.1	February 14, 2020	000-55832
10.16.2	First Amendment to Lease, dated January 22, 2016, by and between Transphorm Technology and Castilian, LLC, for the premises located at 75 Castilian Drive, Goleta, CA 93117	8-K	10.16.2	February 14, 2020	000-55832
10.17.1	Standard Industrial/Commercial Multi-Tenant Lease, dated October 14, 2008, by and between Transphorm Technology and Frieslander Holdings, LLC and Nederlander Holdings, LLC, for the premises located at 111 Castilian Drive, Suite B, Goleta, CA 93117	8-K	10.17.1	February 14, 2020	000-55832
10.17.2	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated March 17, 2009, by and between Transphorm Technology and Frieslander Holdings, LLC and Nederlander Holdings, LLC, for the premises located at 111 Castilian Drive, Suite B, Goleta, CA 93117	8-K	10.17.2	February 14, 2020	000-55832
10.17.3	Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated August 1, 2011, by and between Transphorm Technology and Frieslander Holdings, LLC and Nederlander Holdings, LLC, for the premises located at 115 Castilian Drive, Suite B, Goleta, CA 93117, formerly known as 111 Castilian Drive, Suite B, Goleta, CA 93117	8-K	10.17.3	February 14, 2020	000-55832
10.17.4	Third Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated November 24, 2015, by and between Transphorm Technology and Frieslander Holdings, LLC and Nederlander Holdings, LLC, for the premises located at 115 Castilian Drive, Suite B, Goleta, CA 93117, formerly known as 111 Castilian Drive, Suite B, Goleta, CA 93117	8-K	10.17.4	February 14, 2020	000-55832
10.18	Form of Director and Officer Indemnification Agreement	8-K	10.18	February 14, 2020	000-55832
10.19	Form of Pre-Merger Indemnity Agreement	8-K	10.19	February 14, 2020	000-55832
10.20.1 *	Warrant to Purchase Shares of Series Preferred Stock, dated November 3, 2010, by and between Transphorm Technology and Leader Equity, LLC (“Leader Warrant”)	8-K	10.21.1	February 14, 2020	000-55832
10.20.2	Letter Amendment to Leader Warrant, dated May 21, 2015, by and between Transphorm Technology and Leader Ventures, LLC	8-K	10.21.2	February 14, 2020	000-55832
10.20.3	Amendment to Leader Warrant, dated February 4, 2020, by and between Transphorm Technology and Leader Ventures, LLC	8-K	10.21.3	February 14, 2020	000-55832
10.21.1	Plain English Warrant Agreement, dated November 3, 2010, by and between Transphorm Technology and TriplePoint Capital, LLC (“First TriplePoint Warrant”)	8-K	10.22.1	February 14, 2020	000-55832
10.21.2	Plain English Warrant Agreement, dated December 2, 2010, by and between Transphorm Technology and TriplePoint Capital, LLC (“Second TriplePoint Warrant”)	8-K	10.22.2	February 14, 2020	000-55832
10.21.3	Letter Amendment to First TriplePoint Warrant and Second TriplePoint Warrant, dated May 20, 2015, by and between Transphorm Technology and TriplePoint Capital LLC	8-K	10.22.3	February 14, 2020	000-55832
10.21.4	Amendment to First TriplePoint Warrant, dated February 10, 2020, by and between Transphorm Technology and TriplePoint Capital LLC	8-K	10.22.4	February 14, 2020	000-55832

10.21.5	Amendment to Second TriplePoint Warrant, dated February 10, 2020, by and between Transphorm Technology and TriplePoint Capital LLC		8-K	10.22.5	February 14, 2020	000-55832
10.22.1 *	Subordinated Convertible Promissory Note, dated October 4, 2017, by and between Transphorm Technology and Yaskawa		8-K	10.23.1	February 14, 2020	000-55832
10.22.2	Waiver, Consent and Amendment Agreement, dated March 16, 2018, by and between Transphorm Technology and Yaskawa		8-K	10.23.2	February 14, 2020	000-55832
10.22.3	Consent, Guaranty and Amendment Agreement, dated February 10, 2020, by and between Transphorm Technology and Yaskawa		8-K	10.23.3	February 14, 2020	000-55832
10.23.1 †	License Agreement dated September 1, 2007, by and between Transphorm Technology and The Regents of the University of California		8-K	10.24.1	February 14, 2020	000-55832
10.23.2 †	Eleventh Amendment to License Agreement dated October 29, 2019, by and between Transform Technology and the Regents of the University of California		8-K	10.24.2	February 14, 2020	000-55832
10.24 †	Intracompany License Agreement, dated Oct. 14, 2019, by and between Transphorm Japan and Transphorm Technology		8-K	10.25	February 14, 2020	000-55832
10.25	Letter Agreement, dated February 5, 2020, by and between Transphorm and Marelli Corporation		8-K	10.26	February 14, 2020	000-55832
10.26	Indemnification Agreement, dated February 12, 2020, by and between Registrant and KKR Phorm Investors L.P.		8-K	10.28	February 14, 2020	000-55832
21.1	List of Subsidiaries		S-1	21.1	January 20, 2021	333-252269
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included on the signature page hereto)	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
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

Item 16.        Form 10-K Summary

None

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transphorm, Inc.

Date:	March 11, 2021	By:	/s/ Mario Rivas
Mario Rivas
Chief Executive Officer
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mario Rivas and Cameron McAulay and each of them, as his true and lawful attorney-in-fact and agent with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mario Rivas	Chief Executive Officer and Director	March 11, 2021
Mario Rivas	(Principal Executive Officer)

/s/ Cameron McAulay	Chief Financial Officer	March 11, 2021
Cameron McAulay	(Principal Financial and Accounting Officer)

/s/ Brittany Bagley	Director	March 11, 2021
Brittany Bagley

/s/ Julian Humphreys	Director	March 11, 2021
Julian Humphreys

/s/ David Kerko	Director	March 11, 2021
David Kerko

/s/ Katharina McFarland	Director	March 11, 2021
Katharina McFarland

/s/ Umesh Mishra	Chief Technology Officer and Director	March 11, 2021
Umesh Mishra

/s/ Eiji Yatagawa	Director	March 11, 2021
Eiji Yatagawa