Form 10-K/A
period 2020-12-31
Transphorm, Inc.
filed 2021-03-16
CIK 1715768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Transphorm, Inc. (“we,” “us,” “our,” the “Company,” or “Transphorm”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2021 (“Original Filing Date”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications by our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications as exhibits.

Except as expressly noted in this Amendment No. 1, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date or modify or otherwise update any other disclosures contained in the Original Filing, including, without limitation, the financial statements. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

Our Directors

Our business and affairs are managed under the direction of our board of directors, which currently consists of seven members. Our amended and restated certificate of incorporation provides that our board of directors is divided into three classes, designated Class I, Class II and Class III, with staggered three-year terms. Only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective three-year terms. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of our directors.

The names of our directors and certain information about them as of February 28, 2021 is set forth below. There are no arrangements or understandings between any of our directors and any other person pursuant to which he or she is or was to be selected as a director.

Name	Age	Position	Class	Current Term Expires
Brittany Bagley (1)(2)	37	Director	I	2021
Julian Humphreys (1)(3)	58	Director	I	2021
David Kerko (1)(2)(3)	47	Director	III	2023
Katharina McFarland (2)	61	Director	I	2021
Umesh Mishra	63	Chief Technology Officer, Director	II	2022
Mario Rivas	66	Chief Executive Officer, Director	III	2023
Eiji Yatagawa	43	Director	II	2022

(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nominating and Corporate Governance Committee

Brittany Bagley has served as a member of our board of directors since February 2020 and as a member of the board of directors of Transphorm Technology, Inc. (“Transphorm Technology”) since June 2015. Ms. Bagley has been the Chief Financial Officer of Sonos, Inc., a leading sound experience system provider, since April 2019, and served on Sonos’s board of directors from September 2017 to April 2019. From December 2017 to April 2019, Ms. Bagley served as a Managing Director of Kohlberg Kravis Roberts & Co. L.P. (“KKR”), a leading global investment firm, and previously served in other roles at KKR from July 2007 to December 2017. Prior to joining KKR, Ms. Bagley was an analyst at The Goldman Sachs Group, Inc., an investment banking firm. She holds a B.A. from Brown University.

Ms. Bagley was selected to serve as a member of our board of directors due to her depth of experience in financial and investment matters and experience with a broad range of technology companies.

Julian Humphreys has served as a member of our board of directors since October 2020. Dr. Humphreys has over 30 years of experience in the semiconductor industry, including 20 years specifically with power semiconductors. From February 2017 to April 2019, Dr. Humphreys was a senior vice president and general manager at Nexperia B.V. From June 2010 to January 2017, Dr. Humphreys was a vice president and general manager with Nexperia’s predecessor, the NXP Semiconductors Standard Products Division of NXP Semiconductors N.V. Dr. Humphreys was also the managing director of Nexperia UK Ltd., and its predecessor entity NXP Semiconductors UK Ltd., from September 2011 to March 2019. He holds a B.Eng. degree in electronics and a Ph.D. in semiconductor physics, both from the University of Liverpool.

Dr. Humphreys was selected to serve as a member of our board of directors due to his significant experience in the technology industry and his technical expertise.

David Kerko has served as a member of our board of directors since February 2020 and as a member of the board of directors of Transphorm Technology since June 2015. In February 2021, Mr. Kerko joined Elliott Investment Management L.P. as Head of North American Private Equity. Mr. Kerko was a Member at KKR from 2010 to 2015, including serving as Co-head of KKR’s Technology Group from 2013 to 2015, and was an advisor to KKR from 2015 to 2020. Mr. Kerko joined KKR in 1998 and is a former member of the Technology industry team within KKR’s private equity platform. He was actively involved in KKR’s investments in Borden, Toys ‘R’ Us, The Analytic Sciences Corporation (“TASC”), NXP (formerly Philips Semiconductors), Savant Systems and Sonos. Prior to joining KKR, Mr. Kerko was with Gleacher NatWest Inc. where he was involved in a broad range of merger and acquisition transactions and financing work. From December 2020, Mr. Kerko has served as a director and member of the audit committee of Nebula Caravel Acquisition Corporation. From 2018, Mr. Kerko has served as a director and chairman of the compensation committee of GlobalFoundries, a privately-held, semiconductor manufacturing company. Mr. Kerko served as a director and member of the audit and compensation committees of Science Applications International Corporation (NYSE: SAIC) from January 2019 to February 2021, and as a director and member of the audit committee of TE Connectivity Ltd. (NYSE: TEL) from March 2019 to February 2021. Mr. Kerko was a director of Engility Holdings, Inc. from 2015 until its acquisition by SAIC in January 2019, and a director of TASC, a privately-held, engineering services company, from 2009 to 2015. He holds a B.S. from The Wharton School at the University of Pennsylvania and a B.S.E., summa cum laude, from the School of Engineering and Applied Science at the University of Pennsylvania.

Mr. Kerko was selected to serve on our board of directors due to his significant experience advising emerging and established companies with respect to strategic planning, corporate finance, manufacturing and operations, global business management and public markets strategy, particularly in the technology industry, as well as his service on the boards of directors of several public and private companies.

Katharina McFarland has served as a member of our board of directors since February 2021. Ms. McFarland has served as the president of Blue Oryx Inc., a consulting services firm, since January 2017. From May 2012 to January 2017, she served as the Assistant Secretary of Defense for Acquisition. She also served as the Acting Assistant Secretary of the Army for Acquisitions, Logistics & Technology as the Army’s Service Acquisition Executive and Chief Science Advisor from February 2016 to January 2017. Prior to her political appointments, Ms. McFarland served as President of the Defense Acquisition University from November 2010 to May 2012, and Director for Acquisition at the Missile Defense Agency from May 2006 to November 2010. Ms. McFarland has served as a director of Science Applications International Corporation (NYSE: SAIC) since January 2019 and is a member of SAIC’s nominating and corporate governance and risk oversight committees. Ms. McFarland was a director of Engility Holdings, Inc. from June 2017 until its acquisition by SAIC in January 2019. Ms. McFarland holds a B.Sc. degree in engineering from Queen’s University, a master’s degree in program management from the Program Management Institute, and an honorary doctoral degree in engineering from Cranfield University.

Ms. McFarland was selected to serve on our board of directors due to her depth of experience in government service and procurement.

Umesh Mishra has served as our Chief Technology Officer and as a member of our board of directors since February 2020. Dr. Mishra is a co-founder of Transphorm Technology and has served as Transphorm Technology’s Chief Technology Officer and as a member of the board of directors of Transphorm Technology since March 2007. Previously, Dr. Mishra was Chief Executive Officer of Transphorm Technology from 2007 to 2013. Prior to co-founding Transphorm Technology, Dr. Mishra co-founded Nitres Inc. in 1996. Nitres, the first company to develop GaN LEDs and transistors, was acquired by Cree, Inc. in 2000. Dr. Mishra has also been a Professor of Electrical and Computer Engineering at the University of California, Santa Barbara since 1990. He holds a B.S. Tech from the Indian Institute of Technology, an M.S. from Lehigh University and a Ph.D. from Cornell University.

Dr. Mishra was selected to serve on our board of directors due to his deep knowledge of Transphorm Technology, his significant experience in the technology industry and his technical expertise.

Mario Rivas has served as our Chief Executive Officer and as a member of our board of directors since February 2020. He has also served as Chief Executive Officer of Transphorm Technology since October 2015 and as a member of the board of directors of Transphorm Technology since June 2015. Previously, Mr. Rivas was Vice President of Strategy and Business Development of Digital Heat Corporation, a manufacturer of electric eyelid heaters, from July 2013 to September 2015, President and Chief Executive Officer of ANADIGICS, Inc., a semiconductor company, from January 2009 to April 2011, and Chief Executive Officer of Quartics, Inc., a fabless semiconductor and software company, from September 2008 to January 2009. Prior to that, Mr. Rivas held executive positions at Advanced Micro Devices, Inc., Philips Semiconductors and Motorola Semiconductor. He holds a B.S. in Electrical Engineering from the Universidad Centroamericana José Simeón Cañas and an M.S. in Semiconductor Physics and an M.S. in Management from Rensselaer Polytechnic Institute.

Mr. Rivas was selected to serve on our board of directors due to his significant management experience and experience in the technology industry.

Eiji Yatagawa has served as a member of our board of directors since February 2020 and as a member of the board of directors of Transphorm Technology since June 2015. Mr. Yatagawa joined KKR in 2006 and is a Member on the Private Equity team. Prior to joining KKR, Mr. Yatagawa was an associate in Goldman Sachs & Co.’s investment banking team from 2002 to 2006. Mr. Yatagawa currently serves on the board of directors of several privately-held companies. He holds a B.S. in Mathematical Engineering and an M.S. in Mathematical Engineering from the University of Tokyo.

Mr. Yatagawa was selected to serve as a member of our board of directors due to his significant experience in financial and investment matters and experience within the technology sector.

Our Executive Officers

The names of our executive officers and certain information about them as of February 28, 2021 is set forth below. There are no arrangements or understandings between any of our executive officers and any other person pursuant to which he or she is or was to be selected as an officer.

Name	Age	Position
Mario Rivas	66	Chief Executive Officer, Director
Cameron McAulay	45	Chief Financial Officer
Umesh Mishra	63	Chief Technology Officer, Director
Primit Parikh	49	Chief Operating Officer

Mario Rivas. Please see “Our Directors” above for biographical information about Mr. Rivas.

Cameron McAulay has served as our Chief Financial Officer since February 2020. He has also served as Transphorm Technology’s Chief Financial Officer since November 2015. Previously, Mr. McAulay served as Finance Director, Global Customer Organization and Director of Internal Audit with KLA-Tencor Corporation from December 2012 to November 2015. Prior to that, Mr. McAulay served as Finance Director and Group Financial Controller at Atmel Corporation from November 2011 to December 2012 and had a 7-year tenure at National Semiconductor Corporation in a variety of Operational and Corporate leadership positions including Chief Audit Executive. He holds a BSc. Mathematics, Statistics and Accountancy from Strathclyde University and is a member of the Chartered Accountants of Scotland.

Umesh Mishra. Please see “Our Directors” above for biographical information about Dr. Mishra.

Primit Parikh has served as our Chief Operating Officer since February 2020. Dr. Parikh is a co-founder of Transphorm Technology and has served as Transphorm Technology’s Chief Operating Officer since 2007, as well as a member of the board of directors of Transphorm Japan, Inc. since 2014. With over 20 years of semiconductor and entrepreneurial experience, his background includes experience with capital raises, international markets and strategic partnerships, products and manufacturing, intellectual property, GaN and semiconductor technology, and government contracting. Dr. Parikh co-leads overall strategy for us and is an executive champion for key customer and partner relationships. Prior to Transphorm Technology, Dr. Parikh led GaN electronics at Nitres Inc. until its acquisition in 2000 by Cree, where he was responsible for RF GaN electronics, as well as cross functional programs in LED technology. Dr. Parikh has co-authored more than 75 publications and holds more than 40 patents. He holds a B.Tech. in Electrical Engineering from IIT, Mumbai and a Ph.D. in Electrical and Computer Engineering from the University of California, Santa Barbara.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our code of business conduct and ethics is available on our website at www.transphormusa.com. We intend to disclose any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website or in filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Audit Committee

We have a standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Directors Brittany Bagley, Julian Humphreys and David Kerko (chair) serve on the audit committee. Each of the members of the audit committee satisfies the SEC and Nasdaq standards applicable to service on the audit committee and is financially literate. In addition, our board of directors has determined that each of Ms. Bagley and Mr. Kerko is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify anyone who filed a required report late during the most recent year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during 2020, all Section 16(a) filing requirements were satisfied on a timely basis, except:
•Cameron McAulay filed a late Form 3 and a late Form 4 with respect to one transaction;
•Umesh Mishra filed a late Form 3 and a late Form 4 with respect to one transaction;
•Primit Parikh filed a late Form 3 and a late Form 4 with respect to one transaction;
•Mario Rivas filed a late Form 3 and a late Form 4 with respect to one transaction;
•Brittany Bagley filed a late Form 3;

•David Kerko filed a late Form 3;
•Eiji Yatagawa filed a late Form 3; and
•KKR Phorm Investors L.P. filed a late Form 3 and a late Form 4 with respect to one transaction.

Item 11.        Executive Compensation

Non-Employee Director Compensation

During the year ended December 31, 2020, we did not compensate our non-employee directors for being members of our board of directors. In addition, we have not established a policy to provide compensation to our non-employee directors for their services in such capacity. However, in February 2021, we granted to each of Dr. Humphreys and Ms. McFarland, an award of 35,000 restricted stock units and a stock option to purchase 55,000 shares of our common stock as compensation for their services on our board of directors.

Executive Compensation

As an “emerging growth company” as defined in the JOBS Act and a smaller reporting company we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies and smaller reporting companies.

Summary Compensation Table

The following table presents information regarding the total compensation of our named executive officers, who consist of our principal executive officer and the next two most highly compensated individuals who were serving as our executive officers as of December 31, 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Mario Rivas	2020	363,438	—	327,480	—	47,400	738,318
Chief Executive Officer	2019	350,000	—	—	—	47,400	397,400

Umesh Mishra	2020	170,769	—	498,240	—	—	669,009
Chief Technology Officer

Primit Parikh	2020	284,764	—	498,240	—	—	783,004
Chief Operating Officer & Co-Founder	2019	250,000	—	—	19,894	—	269,894
_______
(1) The amounts reported represent the aggregate grant‑date fair value of the restricted stock units and/or stock options awarded to the named executive officer, calculated in accordance with ASC Topic 718. Such grant‑date fair value does not take into account any estimated forfeitures related to service‑based vesting conditions.
(2) Represents lease payments for the rental of a house for Mr. Rivas near our headquarters.

Employment and Change in Control Agreements

We generally enter into offer letters of employment before an executive joins the company. This offer letter describes the basic terms of the executive’s employment, including the executive’s start date, starting salary and initial equity awards. None of the offer letters with our executive officers contains any change in control or severance benefits.

Outstanding Equity Awards at December 31, 2020
The following tables present, for each of our named executive officers, information regarding outstanding stock options and other equity awards held as of December 31, 2020.

		Option Awards
		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date (2)
Name	Grant Date (1)	Exercisable	Unexercisable
Mr. Rivas	11/30/2016 (3)	66,313	—	$4.34	11/29/2026
	11/30/2016 (3)	292,192	—	$4.34	11/29/2026

Dr. Mishra	6/6/2019 (4)	2,861	4,009	$3.14	6/5/2029
	11/30/2016 (3)	127,238	—	$4.34	11/29/2026
	11/30/2016 (3)	272,298	—	$4.34	11/29/2026
	01/25/2012 (5)	24,867	—	$12.43	1/24/2022

Dr. Parikh	6/6/2019 (4)	2,861	4,009	$3.14	6/5/2029
	11/30/2016 (3)	82,891	—	$4.34	11/29/2026
	11/30/2016 (3)	207,228	—	$4.34	11/29/2026
	01/25/2012 (5)	24,867	—	$12.43	1/24/2022

(1) Unless otherwise noted, each outstanding option was granted pursuant to the Transphorm Technology 2015 Equity Incentive Plan.
(2) The expiration date shown is the normal expiration date and the latest date that options may be exercised. Options may terminate earlier in certain circumstances, such as in connection with a termination of employment or change in control.
(3) This option is fully vested and exercisable.
(4) 1/12th of the shares subject to this option will vest each month beginning on August 1, 2020, subject to the executive’s continued service through each applicable vesting date.
(5) This option was granted pursuant to the Transphorm Technology 2007 Stock Plan and is fully vested and exercisable.

	Stock Awards
Name	Grant Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested (#)(3)
Mr. Rivas	8/27/2020	93,120	381,792
Dr. Mishra	8/27/2020	124,560	510,696
Dr. Parikh	8/27/2020	124,560	510,696

(1) Each outstanding award of restricted stock units was granted pursuant to our 2020 Equity Incentive Plan.
(2) Consists of unvested restricted stock units, which are scheduled to vest as follows: one-third on each of January 1, 2022, January 1, 2023 and July 1, 2023, in each case subject to continued service with us through the applicable vesting date.

(3) Values reported were determined by multiplying the number of unvested restricted stock units by $4.10, the closing price of our common stock on the OTCQB on December 31, 2020.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 about our equity compensation plans under which shares of our common stock are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	3,125,643	4.67	1,916,882 (3)
Equity compensation plans not approved by security holders	—	—	—
TOTAL	3,125,643		1,916,882

(1) Restricted stock units, which do not have an exercise price, are excluded from the calculation of weighted-average exercise price.
(2) Equity compensation plans approved by our stockholders include our 2020 Equity Incentive Plan (the “2020 Plan”), the Transphorm Technology, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) and the Transphorm Technology, Inc. 2007 Stock Plan (the “2007 Plan”).
(3) This number represents shares of common stock reserved for future issuance under the 2020 Plan as of December 31, 2020. Subject to the adjustment provisions of the 2020 Plan, and the automatic increase described below, the maximum aggregate number of shares of our common stock that may be issued under the 2020 Plan is (i) 2,588,077 shares, plus (ii) any shares of our common stock subject to issued and outstanding awards under the 2007 Plan or 2015 Plan that were assumed by us and that, on or after February 12, 2020, expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by us for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by us due to failure to vest, with the maximum number of shares to be added to the 2020 Plan pursuant to this clause (ii) equal to 2,461,923 shares. The number of shares of common stock available for issuance under the 2020 Plan will automatically increase on the first day of each fiscal year beginning with our 2022 fiscal year and ending on (and including) our 2030 fiscal year, in an amount equal to the least of (i) 5,000,000 shares, (ii) five percent (5%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as the administrator of the 2020 Plan may determine.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 28, 2021, for:
•each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of our common stock;
•each of our named executive officers;
•each of our directors; and
•all of our directors and current executive officers as a group.

We have determined beneficial ownership in accordance with SEC rules. Except as indicated in the footnotes below, and subject to applicable community property laws, we believe, based on the information furnished to us, the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Percentage of beneficial ownership is based on 40,278,796 shares of our common stock outstanding as of February 28, 2021. In computing the number of shares beneficially owned by a person or entity and the percentage ownership of that person or entity, we deemed to be outstanding all shares of our common stock as to which such person or entity has the right to acquire within 60 days of February 28, 2021, through the exercise of any option or other right. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity. Unless otherwise noted below, the address of each beneficial owner named below is c/o Transphorm, Inc., 75 Castilian Drive, Goleta, CA 93117.

Name of Beneficial Owner	Shares Beneficially Owned (#)	Percentage Beneficially Owned (%)
5% Stockholders:
KKR Phorm Investors L.P. (1)	21,175,980	52.57%
Nexperia B.V. (2)	4,000,000	9.93%
Columbia Seligman Communications and Information Fund (3)	3,000,000	7.45%
Yaskawa Electric Corporation (4)	3,033,470	7.00%

Named Executive Officers and Directors:
Mario Rivas (5)	371,005	*
Primit Parikh (6)	389,533	*
Brittany Bagley	—	*
Julian Humphreys	—	*
David Kerko	—	*
Katharina McFarland	—	*
Umesh Mishra (7)	514,945	1.26%
Eiji Yatagawa (8)	—	*
All directors and current executive officers as a group (9 persons) (9)	1,407,873	3.07%
____________
*    Represents less than 1% of the total.
(1) Represents shares directly owned by KKR Phorm Investors L.P. KKR Phorm Investors GP LLC, as the general partner of KKR Phorm Investors L.P.; KKR Group Partnership L.P., as the sole member of KKR Phorm Investors GP LLC; KKR Group Holdings Corp., as the general partner of KKR Group Partnership L.P.; KKR & Co. Inc., as the sole shareholder of KKR Group Holdings Corp.; KKR Management LLP, as the Class B shareholder of KKR & Co. Inc.; and Messrs. Henry R. Kravis and George R. Roberts, as founding partners of KKR Management LLP, may be deemed to be the beneficial owners with respect to the shares directly owned by KKR Phorm Investors L.P. The principal business address of each of the entities and persons identified in this paragraph, except Mr. Roberts, is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, NY 10019. The principal business address for Mr. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025. Each of Messrs. Kravis and Roberts disclaims beneficial ownership of the shares held by KKR Phorm Investors L.P.
(2) Wingtech Technology Co. Ltd. owns 80% of the equity of Nexperia B.V. ("Nexperia") and may be deemed to be the beneficial owner having voting and dispositive power with respect to these shares. The principal business address of Wingtech Technology Co. Ltd. 4F-6F, Building 4 of Juxin Yuan, No. 188, Pingfu Road, Xuhui District, Shanghai, China. The principal business address of Nexperia B.V. is Jonkerbosplein 52, 6534 AB Nijmegen, The Netherlands.
(3) Columbia Management Investment Advisers, LLC (“CMIA”) is the investment adviser for the account that holds these shares. Ameriprise Financial, Inc. (“AFI”) is the parent holding company of CMIA. CMIA and AFI do not directly own any shares of our common stock. As the investment adviser to the accounts, CMIA may be deemed to beneficially own these shares. Each of CMIA and AFI disclaims beneficial ownership of these shares. The address for CMIA and Columbia Seligman Communications and Information Fund is 225 Franklin Street, Boston, MA 02110. The address for AFI is 1099 Ameriprise Financial Center, Minneapolis, MN 55474.
(4) All such shares are issuable upon conversion of a convertible promissory note within 60 days of February 28, 2021. The principal business address of Yaskawa Electric Corporation is 2-1 Kurosakishiroishi, Yahatanishi-ku, Kitakyushu 806-0004, Japan.
(5) Consists of (i) 12,500 shares of common stock held by Mr. Rivas and (ii) 358,505 shares of common stock issuable pursuant to stock options that are exercisable within 60 days of February 28, 2021.
(6) Consists of (i) 69,396 shares of common stock held by Dr. Parikh and (ii) 320,137 shares of common stock issuable pursuant to stock options that are exercisable within 60 days of February 28, 2021.
(7) Consists of (i) 85,391 shares of common stock held by Dr. Mishra and (ii) 429,554 shares of common stock issuable pursuant to stock options that are exercisable within 60 days of February 28, 2021.
(8) Mr. Yatagawa is a member of our board of directors and serves as an executive of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. Mr. Yatagawa disclaims beneficial ownership of the shares held by KKR Phorm Investors L.P. The principal business address of Mr. Yatagawa is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.
(9) Includes 1,238,086 shares of common stock issuable pursuant to stock options that are exercisable within 60 days of February 28, 2021.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since January 1, 2019 and each currently proposed transaction in which:
•we have been or are to be a participant;
•the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for our last two completed fiscal years; and
•any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described in the section titled “Executive Compensation.”

Private Placements

In December 2020, Columbia Seligman Communications and Information Fund (“Columbia”) purchased 3,000,000 shares of common stock from us in a private placement, for an aggregate purchase price of $9,000,000.

In February 2020, KKR Phorm Investors L.P. (“Phorm”) purchased 1,250,000 shares of common stock from us in a private placement, for an aggregate purchase price of $5,000,000.

In February 2020, Mr. Rivas, Dr. Parikh, Dr. Mishra and Mr. McAulay, purchased 12,500 shares, 2,500 shares, 2,500 shares and 2,500 shares, respectively, of common stock from us in a private placement, for an aggregate purchase price of $50,000, $10,000, $10,000 and $10,000, respectively.

Indemnification Agreement

In February 2020, we entered into an indemnification agreement with Phorm, pursuant to which we will indemnify Phorm and its affiliates (including their respective directors, officers, managers, controlling persons and employees) and the members of our board of directors designated by Phorm (each, a “Phorm Designee”) against liabilities arising in connection with, among other things, (i) Phorm’s acquisition and ownership of our common stock and involvement in the merger of Peninsula Acquisition Sub, Inc. with and into Transphorm Technology, (ii) Phorm and its affiliates’ provision of financial advisory, investment banking, syndication, monitoring and management consulting services to us and/or our subsidiaries (including in connection with any future offer or sale of securities of us or any of our subsidiaries), and (iii) any Phorm Designee’s service on our board of directors or the board of directors of any of our subsidiaries.

Stockholders Agreement

In February 2020, we entered into a stockholders agreement with Phorm (the “Phorm Stockholders Agreement”), pursuant to which we are required to take all necessary action for individuals designated by Phorm to be included in the slate of nominees recommended by the board of directors for election by our stockholders. Under the Phorm Stockholders Agreement, Phorm has the right to nominate (i) a majority of the board so long as it beneficially owns at least 40% of our then-outstanding shares of common stock, (ii) 33% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 20% but less than 40% of our then-outstanding shares of common stock, and (iii) 10% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 10% but less than 20% of our then-outstanding shares of common stock. The Phorm Stockholders Agreement also provides that so long as Phorm beneficially owns 20% or more of our then-outstanding shares of common stock, we will agree to take all necessary action to cause a Phorm Designee to serve as chair of the board of directors. The Phorm Stockholders Agreement also provides that Phorm may nominate at least one member of each committee that may be established by the board of directors. Phorm may assign these and other governance rights to certain transferees.

Registration Rights Agreements

February 2020 Registration Rights Agreements

In February 2020, we entered into a registration rights agreement with certain beneficial owners of our common stock, including Phorm, Nexperia, Yaskawa, Mr. Rivas, Dr. Parikh, Dr. Mishra and Mr. McAulay. Pursuant to the registration rights agreement, we filed a registration statement with the SEC covering the resale of shares of our common stock held by such beneficial owners of our common stock, which was declared effective by the SEC in June 2020. We must use commercially reasonable efforts to keep such registration statement effective for up to three years from the date it was declared effective by the SEC. Subject to customary exceptions, if we fail to maintain the effectiveness of the registration statement or if trading of our common stock is suspended or halted for more than three full, consecutive trading days, we agreed to make payments to each holder of registrable shares, as liquidated damages, a cash sum calculated at a rate equal to 12% per annum of the total value of shares held or purchased by such holder and affected during the period, based on the monetary values assigned in the registration rights agreement; provided that the maximum amount of liquidated damages paid by us will not exceed 5% of the aggregate value of such holder’s shares (with such value based on the monetary values assigned in the registration rights agreement) that are affected by our failure to maintain the effectiveness of the registration statement or by the suspension of trading of our common stock.

December 2020 Registration Rights Agreements

In December 2020, we entered into a registration rights agreement with the investors that purchased our common stock in a private placement, including Columbia. Pursuant to the registration rights agreement, we filed a registration statement with the SEC covering the resale of shares of our common stock held by such investors, which was declared effective by the SEC in January 2021. We must use commercially reasonable efforts to keep such registration statement effective for up to three years from the date it was declared effective by the SEC. Subject to customary exceptions, if we fail to maintain the effectiveness of the registration statement or if trading of our common stock is suspended or halted for more than three full, consecutive trading days, we agreed to make payments to each holder of registrable shares, as liquidated damages, a cash sum calculated at a rate equal to 12% per annum of the total value of registrable shares held or purchased by such holder and affected during the period, based on the monetary values assigned in the registration rights agreement, provided that the maximum amount of liquidated damages paid by us will not exceed the aggregate value of such holder’s shares (with such value based on the monetary values assigned in the registration rights agreement) that are affected by our failure to maintain the effectiveness of the registration statement or by the suspension of trading of our common stock.

Phorm Lock-Up Agreement

In July 2020, we entered into a lock-up agreement with Phorm, pursuant to which Phorm agreed that until June 30, 2021, Phorm will not, without our prior written consent, offer, pledge, sell, contract to sell, grant any option, right or warrant to purchase, make any short sale, or otherwise transfer or dispose of or lend, directly or indirectly, any of our shares of common stock, or any securities convertible into, exercisable or exchangeable for or that represent the right to receive shares of our common stock, subject to certain exceptions.

Relationship with Nexperia

The descriptions set forth in the Original Filing the captions “Business—Nexperia Cooperation Agreement” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Flows—Nexperia Loan and Security Agreement” are incorporated herein by reference.

Yaskawa Cooperation and Development Agreement

In December 2020, we entered into a cooperation and development agreement with Yaskawa, pursuant to which Yaskawa agreed to provide $4.0 million over three years to fund our development activities related to industrial power conversion applications, with an initial focus on servo motor drive applications. Yaskawa provided $1.0 million of this $4.0 million commitment in December 2020.

Review, Approval and Ratification of Related Party Transactions

Prior to July 2020, we did not have a formal review and approval policy for related party transactions. In July 2020, we adopted a formal, written policy, providing that management shall review with the audit committee of our board of directors any proposed related party transactions or any related party transactions of which they have become aware and which have not previously been approved by the audit committee. After review, the audit committee shall approve, ratify or disapprove such transactions. For purposes of our policy, a related party means any of our executive officers, directors (including director nominees), holders of more than 5% of any class of our voting securities and any member of the immediate family of or any entities affiliated with any of the foregoing persons, and a related party transaction means a transaction, arrangement or relationship where we were, are or will be involved and in which a related party had, has or will have a direct or indirect material interest and the aggregate amount exceeds $120,000.

Our policy also provides that the following types of transactions, among others, with related parties are deemed pre-approved, even if the aggregate amount will exceed $120,000:
•compensation paid to a director or executive officer if such compensation is approved by the compensation committee or our board of directors or is required to be reported in our annual proxy statement;
•any transaction with another company, other than an acquisition by us of that company, if the only relationship that the related party has with such company is as a non-executive employee, director or beneficial owner of less than 10% of such company’s equity, provided that the aggregate amount involved in such transaction does not exceed the greater of $200,000 or 5% of that company’s total annual revenues and that the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances;
•any charitable contribution by us to a charitable organization, if the only relationship the related party has with such organization is as a non-executive employee or director, provided that the aggregate amount involved in such transaction does not exceed the greater of $200,000 or 5% of such organization’s total annual receipts;
•any transaction in which the related person’s interest arises solely from beneficially owning our common stock if all of our stockholders receive the same benefit on a pro rata basis; and
•any indemnification or advancement of expenses made pursuant to our certificate of incorporation or bylaws or pursuant to any agreement.

The agreements and transactions described above that were entered into prior to adoption of our policy were entered into after presentation, consideration and approval by our board of directors. The agreements and transactions described above that were entered into after adoption of our policy were reviewed and approved or ratified by the audit committee of our board of directors in accordance with our policy.

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system that has a requirement that a majority of directors be independent. Nevertheless, our board of directors has undertaken a review of the independence of each director using the standards for director independence set forth in the Nasdaq Listing Rules and has determined that Brittany Bagley, Julian Humphreys, David Kerko and Katharina McFarland are independent directors. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of the director’s family members has engaged in various types of business dealings with us. In addition, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors with regard to each director’s business and personal activities and relationships as they may relate to us and our management. In considering the independence of the directors listed above, our board of directors considered the relationship of our directors with the holders of more than 5% of our common stock.

Item 14. Principal Accountant Fees and Services

In accordance with its charter, the audit committee approves in advance all audit and permissible non-audit services that will be provided by Marcum LLP, our independent registered public accounting firm.

The following table presents fees billed for professional audit services and other services rendered by Marcum LLP in 2020 and 2019.

	2020	2019
Audit Fees (1)	$459,380	$334,750
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$459,380	$334,750

(1) Audit fees consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements and audit services provided in connection with other statutory and regulatory filings.

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

(b) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Report	Form	Exhibit No.	Filing Date	SEC File No.
1.1	Placement Agent Agreement between the Company and Loop Capital Markets LLC, dated December 22, 2020, including form of lock-up agreement		8-K	1.1	December 22, 2020	000-55832
2.1 ‡	Agreement and Plan of Merger and Reorganization, dated February 12, 2020, by and among the Registrant, Peninsula Acquisition Sub, Inc. and Transphorm Technology		8-K	2.1	February 14, 2020	000-55832
3.1	Certificate of Merger relating to the merger of Peninsula Acquisition Sub, Inc. with and into Transphorm Technology, filed with the Secretary of State of Delaware on February 12, 2020		8-K	3.1	February 14, 2020	000-55832
3.2	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of Delaware on February 12, 2020		8-K	3.2	February 14, 2020	000-55832
3.3	Amended and Restated Certificate of Incorporation of the Registrant		10-Q	3.1	August 11, 2020	000-55832
3.4	Amended and Restated Bylaws of the Registrant		8-K	3.1	June 3, 2020	000-55832
4.1.1 *	Form of Registration Rights Agreement, effective as of February 12, 2020		8-K	4.1	February 14, 2020	000-55832
4.1.2	Amendment to Registration Rights Agreement		10-Q	4.1.1	May 14, 2020	000-55832
4.2	Stockholders Agreement, dated February 12, 2020, by and between the Registrant and KKR Phorm Investors L.P.		8-K	4.2	February 14, 2020	000-55832
4.3*	Registration Rights Agreement, dated December 23, 2020, by and between the Registrant and the signatories thereto		8-K	4.1	December 30, 2020	000-55832
4.4	Specimen common stock certificate of the Registrant		10-K	4.4	March 12, 2021	000-55832
4.5	Description of Registrant’s securities		10-K	4.5	March 12, 2021	000-55832
10.1 *	Form of Subscription Agreement, dated December 23, 2020		8-K	10.1	December 30, 2020	000-55832
10.2	Form of Placement Agent Warrant, dated December 23, 2020		8-K	10.2	December 30, 2020	000-55832
10.3.1 #	2007 Stock Plan		8-K	10.3.1	February 14, 2020	000-55832
10.3.2 #	Form of Stock Option Agreement under 2007 Stock Plan		8-K	10.3.2	February 14, 2020	000-55832
10.4.1 #	2015 Equity Incentive Plan		8-K	10.4.1	February 14, 2020	000-55832
10.4.2 #	Form of Stock Option Agreement under 2015 Equity Incentive Plan		8-K	10.4.2	February 14, 2020	000-55832
10.5.1 #	2020 Equity Incentive Plan		8-K	10.5	February 14, 2020	000-55832

10.5.2 #	Form of Stock Option Agreement under 2020 Equity Incentive Plan	10-Q	10.5.2	May 14, 2020	000-55832
10.5.3 #	Form of Restricted Stock Unit Agreement under 2020 Equity Incentive Plan	10-Q	10.1	November 10, 2020	000-55832
10.6	Lock-Up Agreement, effective July 13, 2020, between the Registrant and KKR Phorm Investors L.P.	10-Q	10.3	August 11, 2020	000-55832
10.7 *	Form of Subscription Agreement, dated February 12, 2020	8-K	10.7	February 14, 2020	000-55832
10.8 #	Offer Letter, dated as of October 13, 2015, by and between Transphorm Technology and Mario Rivas	8-K	10.8	February 14, 2020	000-55832
10.9 #	Offer Letter, dated as of March 22, 2007, by and between Transphorm Technology and Primit Parikh	8-K	10.9	February 14, 2020	000-55832
10.10 #	Offer Letter, dated as of October 14, 2015, by and between Transphorm Technology and Cameron McAulay	8-K	10.10	February 14, 2020	000-55832
10.11.1 †	Award Contract, dated December 13, 2018, by and between Transphorm Technology and Naval Air Warfare Center Aircraft Division	8-K	10.11.1	February 14, 2020	000-55832
10.11.2 †	Amendment of Solicitation, dated February 14, 2019, by and between Transphorm Technology and Naval Air Warfare Center Aircraft Division	8-K	10.11.2	February 14, 2020	000-55832
10.11.3 †	Amendment of Solicitation, dated June 6, 2019, by and between Transphorm Technology and Naval Air Warfare Center Aircraft Division	8-K	10.11.3	February 14, 2020	000-55832
10.11.4	Amendment of Solicitation, dated September 12, 2019, by and between Transphorm Technology and Naval Air Warfare Center Aircraft Division	8-K	10.11.4	February 14, 2020	000-55832
10.11.5 †	Amendment of Solicitation, dated November 27, 2019, by and between Transphorm Technology and Naval Air Warfare Center Aircraft Division	8-K	10.11.5	February 14, 2020	000-55832
10.12.1 †	Joint Venture Agreement, dated as of May 23, 2017, by and among Aizu Fujitsu Semiconductor Limited, Fujitsu Semiconductor Limited, Transphorm Technology and Transphorm Aizu, Inc.	8-K	10.12.1	February 14, 2020	000-55832
10.12.2 †	First Amendment to the Joint Venture Agreement, dated as of September 1, 2018, by and between Aizu Fujitsu Semiconductor Limited, Fujitsu Semiconductor Limited, Transphorm Technology and Transphorm Aizu, Inc.	8-K	10.12.2	February 14, 2020	000-55832
10.13.1 †	Supply Agreement, dated April 4, 2018, between Transphorm Technology and Nexperia	8-K	10.13.1	February 14, 2020	000-55832
10.13.2	Amendment No. 1 to Supply Agreement, dated February 7, 2020, between Transphorm Technology and Nexperia	8-K	10.13.2	February 14, 2020	000-55832
10.14.1 †	Loan and Security Agreement, dated April 4, 2018, between Transphorm Technology and Nexperia	8-K	10.14.1	February 14, 2020	000-55832
10.14.2 †	Amendment No. 1 to Loan and Security Agreement, dated March 21, 2019, between Transphorm Technology and Nexperia	8-K	10.14.2	February 14, 2020	000-55832
10.14.3	Amendment No. 2 to Loan and Security Agreement, dated February 7, 2020, between Transphorm Technology and Nexperia	8-K	10.14.3	February 14, 2020	000-55832
10.14.4	Amendment No. 3 to Loan and Security Agreement, dated April 8, 2020, between Transphorm Technology and Nexperia	10-Q	10.14.4	May 14, 2020	000-55832
10.14.5	Amendment No. 4 to Loan and Security Agreement, dated April 28, 2020, between Transphorm Technology and Nexperia	10-Q	10.14.5	May 14, 2020	000-55832
10.15.1 †	Development and License Agreement, dated April 4, 2018, between Transphorm Technology and Nexperia	8-K	10.15.1	February 14, 2020	000-55832
10.15.2 †	Amendment No. 1 to Development and License Agreement, dated March 21, 2019, between Transphorm Technology and Nexperia	8-K	10.15.2	February 14, 2020	000-55832

10.15.3	Amendment No. 2 to Development and License Agreement, dated February 7, 2020, between Transphorm Technology and Nexperia	8-K	10.15.3	February 14, 2020	000-55832
10.16.1	Standard Industrial/Commercial Multi-Tenant Lease, dated June 23, 2010, by and between Transphorm Technology and Castilian LLC, for the premises located at 75 Castilian Drive, Goleta, CA 93117	8-K	10.16.1	February 14, 2020	000-55832
10.16.2	First Amendment to Lease, dated January 22, 2016, by and between Transphorm Technology and Castilian, LLC, for the premises located at 75 Castilian Drive, Goleta, CA 93117	8-K	10.16.2	February 14, 2020	000-55832
10.17.1	Standard Industrial/Commercial Multi-Tenant Lease, dated October 14, 2008, by and between Transphorm Technology and Frieslander Holdings, LLC and Nederlander Holdings, LLC, for the premises located at 111 Castilian Drive, Suite B, Goleta, CA 93117	8-K	10.17.1	February 14, 2020	000-55832
10.17.2	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated March 17, 2009, by and between Transphorm Technology and Frieslander Holdings, LLC and Nederlander Holdings, LLC, for the premises located at 111 Castilian Drive, Suite B, Goleta, CA 93117	8-K	10.17.2	February 14, 2020	000-55832
10.17.3	Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated August 1, 2011, by and between Transphorm Technology and Frieslander Holdings, LLC and Nederlander Holdings, LLC, for the premises located at 115 Castilian Drive, Suite B, Goleta, CA 93117, formerly known as 111 Castilian Drive, Suite B, Goleta, CA 93117	8-K	10.17.3	February 14, 2020	000-55832
10.17.4	Third Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated November 24, 2015, by and between Transphorm Technology and Frieslander Holdings, LLC and Nederlander Holdings, LLC, for the premises located at 115 Castilian Drive, Suite B, Goleta, CA 93117, formerly known as 111 Castilian Drive, Suite B, Goleta, CA 93117	8-K	10.17.4	February 14, 2020	000-55832
10.18	Form of Director and Officer Indemnification Agreement	8-K	10.18	February 14, 2020	000-55832
10.19	Form of Pre-Merger Indemnity Agreement	8-K	10.19	February 14, 2020	000-55832
10.20.1 *	Warrant to Purchase Shares of Series Preferred Stock, dated November 3, 2010, by and between Transphorm Technology and Leader Equity, LLC (“Leader Warrant”)	8-K	10.21.1	February 14, 2020	000-55832
10.20.2	Letter Amendment to Leader Warrant, dated May 21, 2015, by and between Transphorm Technology and Leader Ventures, LLC	8-K	10.21.2	February 14, 2020	000-55832
10.20.3	Amendment to Leader Warrant, dated February 4, 2020, by and between Transphorm Technology and Leader Ventures, LLC	8-K	10.21.3	February 14, 2020	000-55832
10.21.1	Plain English Warrant Agreement, dated November 3, 2010, by and between Transphorm Technology and TriplePoint Capital, LLC (“First TriplePoint Warrant”)	8-K	10.22.1	February 14, 2020	000-55832
10.21.2	Plain English Warrant Agreement, dated December 2, 2010, by and between Transphorm Technology and TriplePoint Capital, LLC (“Second TriplePoint Warrant”)	8-K	10.22.2	February 14, 2020	000-55832
10.21.3	Letter Amendment to First TriplePoint Warrant and Second TriplePoint Warrant, dated May 20, 2015, by and between Transphorm Technology and TriplePoint Capital LLC	8-K	10.22.3	February 14, 2020	000-55832
10.21.4	Amendment to First TriplePoint Warrant, dated February 10, 2020, by and between Transphorm Technology and TriplePoint Capital LLC	8-K	10.22.4	February 14, 2020	000-55832

10.21.5	Amendment to Second TriplePoint Warrant, dated February 10, 2020, by and between Transphorm Technology and TriplePoint Capital LLC		8-K	10.22.5	February 14, 2020	000-55832
10.22.1 *	Subordinated Convertible Promissory Note, dated October 4, 2017, by and between Transphorm Technology and Yaskawa		8-K	10.23.1	February 14, 2020	000-55832
10.22.2	Waiver, Consent and Amendment Agreement, dated March 16, 2018, by and between Transphorm Technology and Yaskawa		8-K	10.23.2	February 14, 2020	000-55832
10.22.3	Consent, Guaranty and Amendment Agreement, dated February 10, 2020, by and between Transphorm Technology and Yaskawa		8-K	10.23.3	February 14, 2020	000-55832
10.23.1 †	License Agreement dated September 1, 2007, by and between Transphorm Technology and The Regents of the University of California		8-K	10.24.1	February 14, 2020	000-55832
10.23.2 †	Eleventh Amendment to License Agreement dated October 29, 2019, by and between Transform Technology and the Regents of the University of California		8-K	10.24.2	February 14, 2020	000-55832
10.24 †	Intracompany License Agreement, dated Oct. 14, 2019, by and between Transphorm Japan and Transphorm Technology		8-K	10.25	February 14, 2020	000-55832
10.25	Letter Agreement, dated February 5, 2020, by and between Transphorm and Marelli Corporation		8-K	10.26	February 14, 2020	000-55832
10.26	Indemnification Agreement, dated February 12, 2020, by and between Registrant and KKR Phorm Investors L.P.		8-K	10.28	February 14, 2020	000-55832
21.1	List of Subsidiaries		S-1	21.1	January 20, 2021	333-252269
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm		10-K	23.1	March 12, 2021	000-55832
24.1	Power of Attorney (included on the signature page of the Original Filing)		10-K	24.1	March 12, 2021	000-55832
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002		10-K	31.1	March 12, 2021	000-55832
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002		10-K	31.2	March 12, 2021	000-55832
31.3	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.4	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	32.1	March 12, 2021	000-55832
101.INS	Inline XBRL Instance Document		10-K	101.INS	March 12, 2021	000-55832
101.SCH	Inline XBRL Taxonomy Extension Schema Document		10-K	101.SCH	March 12, 2021	000-55832
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		10-K	101.CAL	March 12, 2021	000-55832
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		10-K	101.DEL	March 12, 2021	000-55832
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		10-K	101.LAB	March 12, 2021	000-55832
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		10-K	101.PRE	March 12, 2021	000-55832
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

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

Transphorm, Inc.

Date:	March 16, 2021	By:	/s/ Mario Rivas
Mario Rivas
Chief Executive Officer