Form 10-KT
period 2021-03-31
Transphorm, Inc.
filed 2021-06-24
CIK 1715768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended ___________
☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2021 to March 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates, as of September 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $46,627,426, based on the closing price on such date as reported on the OTCQB Market. Shares of the registrant’s common stock held by each executive officer and director and by beneficial owners of ten percent or more of the registrant’s common stock have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of June 10, 2021, 40,564,921 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Transphorm, Inc.
Form 10-K

Explanatory Note
On April 20, 2021, we changed our fiscal year from the period beginning on January 1 and ending on December 31 to the period beginning on April 1 and ending on March 31 of each year, effective immediately. Accordingly, we are filing this Transition Report on Form 10-K (this “Report”) to include audited consolidated financial information for the transition period from January 1, 2021 through March 31, 2021.

Glossary of Terms and Abbreviations
The following is a glossary of technical terms used in this Report:
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

SCR – silicon controlled rectifier, an early semiconductor switching device

Si – silicon

SiC – silicon carbide

TO – transistor outline leaded packages commonly used in power semiconductors (such as TO220, TO247)

Risk Factor Summary
Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Report. If any of the following risks actually occurs (or if any of those listed elsewhere in this Report occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.
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
•Our common stock trades on the OTCQX Market instead of a national securities exchange, which may make it more difficult for stockholders to sell their shares.
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

Note Regarding Forward-Looking Statements
This Report, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. All statements other than statements of historical fact contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
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

Blue Chip Partnerships: Throughout our history, we have established blue chip partnerships with strong investors, manufacturing and channel partners, key customers, and strategic investors and partners. In the three months ended March 31, 2021, and the years ended December 31, 2020 and 2019, Nexperia B.V. (“Nexperia”) and the U.S. government each accounted for more than ten percent of our revenues.

In 2014, we established a business integration, IP acquisition/licensing and channel partnership agreement with Fujitsu Limited (“Fujitsu”) and Fujitsu Semiconductor Limited (“FSL”), pursuant to which we established Transphorm Japan as a wholly owned subsidiary, with a leading manufacturing and quality team from FSL. In connection with this agreement, we entered into a manufacturing partnership for FSL’s high quality 6-inch silicon wafer fabrication plant in Aizu Wakamatsu, Japan that allowed us to bring silicon-like manufacturing excellence to GaN products. We also acquired a patent portfolio from FSL and a license to a separate portfolio from Fujitsu. This relationship further led to the establishment in 2017 of a joint venture with FSL for the 6-inch Aizu facility, in which we are a currently a noncontrolling, minority partner. In April 2020, FSL exercised its put option and notified us that it intended to exit the joint venture by selling its 51% interest in the Aizu facility to us. While the joint venture agreement with FSL provides that completion of the transaction was to take place as soon as 60 days from the date of the exercise notice, such transaction is subject to regulatory and other approvals in Japan that we believe will take up to June 30, 2021 to obtain, assuming such approval is received at all. For more information, see the section below titled “—Manufacturing and Supply—Wafer Fabrication and Joint Venture with Fujitsu.”

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

In December 2020, we entered into a cooperation and development agreement with Yaskawa, pursuant to which Yaskawa agreed to provide $4.0 million over approximately three years to fund development activities related to industrial power conversion applications, with an initial focus on servo motor drive applications. Yaskawa provided $1.0 million of this $4.0 million commitment in December 2020. The Company evaluated and concluded that the deliverables are the same and nature of the services to be provided to Yaskawa will be consistent over the period of approximately three years. Accordingly, the Company recognized $333 thousand as revenue for the three months ended March 31, 2021 and the year ended December 31, 2020. As of March 31, 2021 and December 31, 2020, $334 thousand and $667 thousand, respectively, is included in deferred revenue on the consolidated balance sheet.
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

In 2020, we established a relationship with Marelli, a leading automotive Tier-1 supplier (headquartered in Japan and with a world-wide footprint) for long term development of our automotive converter and inverter products. Marelli also made an equity investment of $4.0 million in our February 2020 private placement and made an additional equity investment of $1 million on March 31, 2021.

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

We are dependent on revenues from certain key customers such as Nexperia and the U.S. government, and distributors who sell to Corsair, Bel Power Systems, Common Power and Xentris, as well as on revenues from sales of our epiwafer products to various customers engaged in research and development for the U.S. Department of Defense utilizing our GaN epiwafer products. In particular, for the three months ended March 31, 2021 and 2020 (unaudited), and the years ended December 31, 2020 and 2019, Nexperia and the U.S. government each accounted for more than ten percent of our revenues.

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

Portfolio: Our patent portfolio includes pending patent applications and issued patents in the United States and in foreign countries. As of March 31, 2021, our owned and licensed patent portfolio consisted of over 850 issued patents and over 200 pending patent applications around the world. Our over 330 directly owned patents are complemented by 150 patents from Furukawa’s sole licensed intellectual property and over 170 patents from Fujitsu’s nonexclusively licensed intellectual property in the power semiconductor area. The approximately 25 patents exclusively licensed from UCSB include some fundamental early intellectual property on growth of GaN on silicon substrates and unique intellectual property on nitrogen polar GaN, which was pivotal to us being awarded the contract from the U.S. Navy. Additionally, we hold a nonexclusive license from Cree to over 300 GaN material/device patents. Our licenses for the UCSB, Furukawa and Cree patents are royalty-bearing, and we pay royalties based on total revenues. The license for the Fujitsu patents is not royalty-bearing. We have also sub-licensed the UCSB and Furukawa patents to Nexperia on a royalty-bearing basis, which helps us defray the cost of maintaining these intellectual property portfolios.

Patent life determination depends on the date of filing of the application and other factors under the patent laws. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country.

UCSB license agreement

We entered into a license agreement with UCSB in 2007. As of March 31, 2021, we had in-licensed 29 patents or patent applications under this agreement. The UCSB license agreement requires us to use commercially reasonable efforts, consistent with demand in the marketplace and industry conditions and development timelines, to research, develop, market and manufacture products that are licensed under the agreement. We have the right to sublicense these rights to third parties. The UCSB license is subject to the rights of the U.S. government under any and all applicable laws including substantially manufacturing all licensed products in the United States, unless such requirement is waived by the U.S. government. In addition, we have the obligation to pay UCSB’s patent prosecution and maintenance costs, as well as royalties at a low single-digit percentage of any net revenue generated by our sale of any licensed product. In the event we grant a sublicense under the licensed patent rights, we also have the obligation to pay UCSB a certain portion of the sublicense royalties equal to at least as much as would have been due from us to UCSB under the parent license. We have one sublicense in place for which we receive a certain portion of our maintenance fees and certain royalties, which will be passed on to UCSB. We may terminate this license agreement at any time by providing 90 days’ written notice to UCSB.

Furukawa license agreement

We entered into a license agreement with Furukawa in 2014. As of March 31, 2021, we had in-licensed 150 issued patents in the U.S. and foreign countries under this agreement. We have the right to sublicense these rights to third parties. We share in the maintenance costs for the licensed patents by paying a fixed annual maintenance fee of $200,000, as well as royalties at a low single-digit percentage of any net revenue generated by our sale of any licensed product. In the event we grant a sublicense under the licensed patent rights, we also have the obligation to pay Furukawa a certain portion of the sublicense royalties. We have one sublicense in place for which we receive a certain portion of our maintenance fees and certain royalties, which will be passed on to Furukawa. Either party may terminate or renew this license agreement after ten years from entry into the agreement.

Fujitsu license agreement

We entered into a license agreement with Fujitsu in 2013. As of March 31, 2021, we had in-licensed 163 issued and pending patents in the U.S. and foreign countries under this agreement. We do not have the right to sublicense these rights to third parties. Under the terms of this license agreement, Fujitsu has no obligation to sue or enforce the patent rights against third party infringers. Our license from Fujitsu is fully paid up and royalty free worldwide, with nonexclusive rights for power electronics. This agreement is non-terminable.

Cree license agreement

We entered into a license agreement with Cree in 2013. As of March 31, 2021, we had in-licensed over 420 issued and pending patents in the U.S. and foreign countries under this agreement. We do not have the right to sublicense these rights to third parties. Under the terms of this license agreement, Cree has no obligation to sue or enforce the patent rights against third party infringers. We have the obligation to pay royalties at a low single-digit percentage of any net revenue generated by our sale of any licensed product. Either party may terminate or review this license agreement every three years.

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

In 2017, we entered into a joint venture agreement with FSL to gain further control of our GaN manufacturing, share ownership and operating costs of the AFSW entity, and refine certain other aspects of our commercial relationship. Currently, we hold a 49% interest, and FSL holds a 51% interest, in this joint venture. On April 1, 2020, FSL exercised its put option under the joint venture agreement and notified us that FSL intended to exit the joint venture by selling its 51% interest in AFSW to us. Under the terms of the joint venture agreement, the aggregate purchase price for FSL’s interest in AFSW is expected to be one Japanese Yen. While the agreement provides that completion of the transaction was to take place as soon as 60 days from the date of the exercise notice, such transaction is subject to regulatory and other approvals in Japan, which we believe will take up to June 30,

2021 to obtain, assuming such approval is received at all. In December 2020, we created a joint venture company in Singapore with a third party (controlling party with 75% ownership) to become a partner in AFSW, subject to regulatory and other approvals in Japan that we believe will take up to June 30, 2021 to obtain, assuming such approval is received at all. For at least one year following the date on which we (alone or with a third party) take over full ownership of AFSW, we have agreed to use our best efforts to maintain and continue the operations of AFSW, which we believe is synergistic with our own business for securing wafers for our products. If we were to become the sole owner of AFSW and it continues to operate at a loss at such time (which we currently expect to be the case), our cash flows would be significantly negatively impacted. Based on our current and future cash flow requirements and business needs at that time, we expect that, assuming regulatory approvals are received, if we were to become the sole owner of AFSW, we would have to consider other options including but not limited to raising more capital, selling some or all of AFSW to a third party, or moving our GaN production elsewhere and ceasing operations at AFSW. See “Risk Factors—Our ability to continue as a going concern will depend on us being able to raise additional capital” for a description of risks associated with operating AFSW and the impact to us of FSL exercising its put option.

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

Markets and Design Cycles: For the three months ended March 31, 2021 and 2020 (unaudited) and for the years ended December 31, 2020 and 2019, our product and service revenue of approximately $1.7 million, $512 thousand, $3.1 million and $1.4 million, respectively, was comprised of sales into gaming power supplies, data center power supplies and infrastructure, power adapters, miscellaneous industrial applications and sampling revenue to automotive customers, including through our distributor Nexperia, and epiwafer sales. While we are targeting an increase in GaN product revenue in 2021, we expect revenue for our fiscal year ending March 31, 2022 to continue to be comprised primarily of licensing and government contract revenue.

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

•The term loans under the LSA include a $5.0 million Tranche A loan intended to pre-fund our Gen-4 technology development and a $10.0 million development loan intended to pre-fund our Super Junction technology development. On March 31, 2019, we executed Amendment No. 1 to the LSA, pursuant to which the $10.0 million development loan was bifurcated into two separate sub-tranches comprising an $8.0 million Tranche B Loan intended to pre-fund our Gen-5 technology development and a $2.0 million Tranche B-1 Loan intended to pre-fund our 1,200 Volt technology development. The Tranche A Loan was scheduled to mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2020, which was subsequently extended to June 30, 2020. In June 2020, the Tranche A Loan was satisfied in full upon our transfer of our Gen-4 technology development to Nexperia, at which point we recognized $5.0 million as licensing revenue. The Tranche B Loan and Tranche B-1 Loan were scheduled to mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2021, which was subsequently extended to June 30, 2021, pursuant to Amendment No. 5 to the LSA. As described below, on May 18, 2021, we entered into Amendment No. 6 to the LSA to, among other things, convert the outstanding $2.0 million Tranche B-1 Loan into a

Tranche C-1 Loan, which Tranche C-1 Loan has the same terms and conditions as the existing Tranche C Loan.
•The $10.0 million revolving loan under the LSA, all of which was outstanding as of March 31, 2021, is secured against our U.S. non-MOCVD patents and was scheduled to mature at the earlier of (i) April 4, 2021 and (ii) the date a Change of Control (as defined in the LSA) occurs. On March 1, 2021, Amendment No. 5 to the LSA was executed to extend the maturity of the Tranche C Loan to May 18, 2021. As described below, on May 18, 2021, we entered into Amendment No. 6 to the LSA to, among other things, further extend the maturity of the Tranche C Loan to April 4, 2023. Interest on the outstanding principal amount of the loans accrues at a rate of 6% per annum.

3.Supply Agreement: Simultaneously with the DLA and LSA, we entered into a supply agreement with Nexperia, which sets forth the terms under which Nexperia may purchase epiwafers, processed wafers and packaged products from us, and we may purchase processed wafers and packaged products from Nexperia. Nexperia agreed to purchase all its requirements of epiwafers and products based on epiwafers from us until June 30, 2020, subject to certain exceptions relating to our inability to meet Nexperia’s requirements.

On May 18, 2021, we entered into a series of agreements with Nexperia, as described below. These included two new agreements (a strategic cooperation agreement and an option agreement), as well as amendments to the LSA, DLA, and supply agreement with Nexperia.
Strategic Cooperation Agreement
The strategic cooperation agreement serves as a framework agreement that describes the numerous agreements between the parties and provides Nexperia with information rights and inspection rights with respect to our business.
Option Agreement
The option agreement establishes the parameters pursuant to which Nexperia, in certain limited instances, is permitted to exercise an option (the “Option”) to acquire Transphorm Japan Epi, Inc. (“TJE”), a Japanese subsidiary of ours through which we are engaged in the development, manufacturing and sales of Ga-N based epiwafer products. In general, the Option is exercisable upon (1) certain acquisitions of securities or assets of us or our subsidiaries by a Competitor (as defined in the option agreement) that results in us, directly or indirectly, owning less than a majority of TJE, which acquisition is followed by any material breach (that is not cured within a specified time period) by us or a subsidiary of our obligations with respect to epiwafer supply to Nexperia under our amended and restated supply agreement (the “Supply Agreement”) with Nexperia, or (2) the unilateral termination by us of the Supply Agreement. The option agreement also establishes the material terms, including price and timing, for the exercise of the Option by Nexperia. The Option terminates (1) if the Option is not exercised by Nexperia prior to the date on which the option agreement terminates, or (2) on the first to occur of (a) the termination of the option agreement upon written agreement of the parties, (b) the mutual termination or expiration of the Supply Agreement, or (c) the first to occur of (i) two years following the date on which we notify Nexperia of epiwafer qualification of a second source and (ii) April 1, 2028.
In connection with the option agreement, we also amended and restated our existing intracompany license agreement with TJE to clarify Nexperia’s rights upon exercise of the Option.
Amendment to LSA
Amendment No. 6 to the LSA was executed to (1) extend the maturity date for the Tranche C Loans to the earlier of April 4, 2023 and the occurrence of specified change of control events, (2) add us as a guarantor of our subsidiary’s obligations under the LSA, and (3) convert the outstanding $2.0 million Tranche B-1 Loan into a Tranche C-1 Loan, which Tranche C-1 Loan has the same terms and conditions as the existing Tranche C Loan.

Amended and Restated Development and License Agreement
We entered into an amended and restated development and license agreement (the “Amended DLA”) with Nexperia, pursuant to which we agreed to develop and transfer to Nexperia certain manufacturing process technologies to enable Nexperia to manufacture GaN-based products at Nexperia’s facilities. These technologies to be transferred included our Gen-3, Gen-4 (Tranche A), and Gen-5 (Tranche B) process technologies, but do not include our Epi Process Technology (as defined in the Amended DLA). Nexperia also agreed to provide funding for the development of such technologies in return for limited exclusivities in automotive and other fields. Nexperia’s rights now include sale of products in the automotive field in Japan along with Transphorm’s rights for sale of products in the automotive field in Japan which remain in place. As per the original agreement, after April 2023, Nexperia’s exclusive rights for sale of products in the automotive field outside of Japan terminate. In addition, the parties have clarified the ability of Nexperia’s customers to use products developed by Nexperia through exercise of its rights under this agreement.
Amended and Restated Supply Agreement
We entered into the Supply Agreement with Nexperia, which sets forth the terms under which Nexperia may purchase epiwafers and processed wafers from us, and we may purchase processed wafers from Nexperia. The agreement specifies that Nexperia is our priority customer with respect to epiwafers manufactured by TJE and, accordingly, has preferred utilization of extra capacity, and further specifies procedures to address expansion of our epiwafer manufacturing capacity and Nexperia’s obligations with respect thereto. The term of the Supply Agreement was extended until December 31, 2025, with automatic one year renewals thereafter, and we may not terminate the Supply Agreement while the option agreement is in effect.
Employees and Human Capital
As of March 31, 2021, we had a total of 100 employees, of which approximately 74 are U.S.-based. We value and support hiring exceptional talent to develop our core technology and drive our business growth. None of our U.S. employees is represented by a labor union or covered by a collective bargaining agreement with respect to their employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

We maintain a website at www.transphormusa.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the SEC are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. The SEC also maintains a website (http://www.sec.gov) that contains our SEC filings. Information contained in our website is not a part of, nor incorporated by reference into, this Report or our other filings with the SEC, and should not be relied upon.

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
Since our inception in 2007, we have generated minimal revenue and substantial net losses as we have devoted our resources to the development of our technology, and our business model has not been proven. As of March 31, 2021, we had an accumulated deficit of $168.4 million. For the three months ended March 31, 2021 and 2020 (unaudited) and for the years ended December 31, 2020 and 2019, our net loss was $6.6 million, $4.2 million, $17.9 million and $15.3 million, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in our infrastructure and research and development of our technologies, and if we are unable to secure a partner or additional business for our joint venture with FSL. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses or obtain additional contracts from the federal government. Our revenue growth may be slower than anticipated or our revenue may decline for a number of other reasons, including slower growth of, or reduced demand for, GaN power management solutions, increased competition, or any failure to capitalize on growth opportunities. If we are unable to generate sufficient revenue, we may never become profitable or be able to maintain any future profitability. If this were to occur, our stockholders could lose all or part of their investment.
Our ability to continue as a going concern will depend on us being able to raise significant additional capital to fund our operations, which may be unavailable on attractive terms, if at all, and could dilute your investment.
Our recurring operating losses and our current operating plans raise substantial doubt about our ability to continue as a going concern for the next twelve months. Our independent registered public accounting firm issued their audit report on the transition period of three months ended March 31, 2021, and the years ended December 31, 2020 and 2019, which included an explanatory paragraph as to our ability to continue as a going concern. While we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans into the fourth quarter of calendar year 2021, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate.

For example, we are party to a joint venture agreement with FSL for the ownership and operations of AFSW, a wafer fabrication facility located in Aizu Wakamatsu, Japan. We currently hold a 49% interest in AFSW. For as long as we have had an ownership interest in AFSW, it has operated at a loss. The operating losses incurred by AFSW over the 12-month periods ended March 31, 2021 and 2020 (unaudited) were approximately $14.1 million and $8.2 million, respectively. On April 1, 2020, FSL exercised its put option under the joint venture agreement and notified us that FSL intended to exit the joint venture by selling its 51% interest in AFSW to us. Under the terms of the joint venture agreement, the aggregate purchase price for FSL’s interest in AFSW is expected to be one Japanese Yen. While the joint venture agreement with FSL provides that completion of the transaction was to take place as soon as 60 days from the date of the exercise notice, such transaction is subject to regulatory and other approvals in Japan that we believe will take up to June 30, 2021 to obtain, assuming such approval is received at all. In December

2020, we created a joint venture company in Singapore with a third party (controlling party with 75% ownership) to become a partner in AFSW, subject to regulatory and other approvals in Japan that we believe will take up to June 30, 2021 to obtain, assuming such approval is received at all. If we were to become the sole owner of AFSW and it continues to operate at a loss at such time (which we currently expect to be the case), our cash flows would be significantly negatively impacted. In addition, for at least one year following the date on which we (alone or with a third party) take over full ownership of AFSW, we have agreed to use our best efforts to maintain and continue the operations of AFSW, which would continue to negatively affect our cash flow. Based on our current and future cash flow requirements and business needs at that time, we expect that, assuming regulatory approvals are received, if we were to become the sole owner of AFSW, we would have to consider other options including but not limited to raising more capital, selling some or all of AFSW to a third party, or moving our GaN production elsewhere and ceasing operations at AFSW. The ongoing COVID-19 pandemic may negatively impact or slow down any efforts by us to secure a partner or additional business for AFSW.
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

We are also party to a loan and security agreement (the “LSA”) with Nexperia B.V. (“Nexperia”), pursuant to which we have outstanding an $8.0 million term loan and a $12.0 million revolving loan which bears 6% annual interest. The term loan matures on June 30, 2021 and the revolving loan matures on the earlier of April 4, 2023 and the occurrence of specified change of control events. If we are not able to complete the milestones under the term loan, or extend its maturity date, our cash resources will be negatively affected.

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
The effects of health epidemics or pandemic could materially affect our operations globally, including at our headquarters in California and at our subsidiaries in Japan. For example, the COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. The COVID-19 pandemic continues to impact our business and has adversely disrupted and will further disrupt the operations at certain of our customers, partners, suppliers and other third-party providers for an uncertain period of time, including as a result of travel restrictions, adverse effects on budget planning processes, business deterioration, and/or business shutdowns, all of which has impacted our business and results of operations. Some of our customers have experienced delays in their internal development programs and design cycles with our GaN products due to the effects of the COVID-19 pandemic, which have led to postponements of their orders of our products and postponements of determinations that our products will be used in their designs for new products under development with corresponding delays in their market introduction and our achievement of revenues. Our billings under our contract with the U.S. Navy may be lower than originally expected as a result of the pandemic. The pandemic has also led to delays for certain milestones in our development projects that are due in 2021.
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
There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. Some of our suppliers of certain materials used in the production of our products are located in areas impacted by the COVID-19 pandemic, which could limit our ability to obtain sufficient materials for our products. Furthermore, the pandemic may negatively impact our ability to secure a partner or additional business for AFSW. The pandemic has and will continue to adversely affect global economies and financial markets, resulting in an economic downturn that could affect demand for our products and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. Any of the foregoing could significantly harm our business, and we cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business.
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

Our partly-owned fabrication facility through AFSW currently satisfies all of our GaN fab-wafer requirements (i.e., when a GaN epiwafer undergoes various processes at a wafer fabrication facility). While we believe AFSW has sufficient capacity for our near-term business needs and is reasonably scalable as our demand for throughput increases, any disruption in the AFSW fabrication facilities may severely impact our supply. On April 1, 2020, FSL exercised its put option under the joint venture agreement and notified us that FSL intended to exit the joint venture by selling its 51% interest in AFSW to us. While the joint venture agreement with FSL provides that completion of the transaction was to take place as soon as 60 days from the date of the exercise notice, such transaction is subject to regulatory and other approvals in Japan that we believe will take up to June 30, 2021 to obtain, assuming such approval is received at all. In December 2020, we created a joint venture company in Singapore with a third party (controlling party with 75% ownership) to become a partner in AFSW, subject to regulatory and other approvals in Japan that we believe will take up to June 30, 2021 to obtain, assuming such approval is received at all. If we were to become the sole owner of AFSW and it continues to operate at a loss at such time (which we currently expect to be the case), we may be unable to sustain or continue to operate the AFSW facility. In the event we are unable to continuously sustain the AFSW fabrication facility, securing supply from another source and adapting our process at such source would lead to a significant set of challenges, additional costs and delays.
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
We are a development stage company with 100 employees as of March 31, 2021 and are subject to the strains of ongoing development and growth, which has placed significant demands on our management and our operational and financial infrastructure. To manage any growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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
Being a public company can be administratively burdensome and expensive.
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

To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed time frame or at all, that our internal control over financial reporting is effective as required by Section 404. For example, in connection with the audit of our consolidated financial statements for the three months ended March 31, 2021, and the years ended December 31, 2020 and 2019, we identified certain deficiencies relating to our internal control over financial reporting that constitute material weaknesses under standards established by the Public Company Accounting Oversight Board (the “PCAOB”), and we cannot predict the outcome of our testing in future periods. If we identify additional material weaknesses in the future or are unable to remediate the material weaknesses we currently have, our financial statements may be inaccurate and investors could lose confidence in the reliability of our financial statements, which in turn could negatively affect the market price of our common stock. In addition, if we are not able to continue to meet these requirements, we may not be able to become or remain listed on any national securities exchange or other exchange or quoted on an over-the-counter market.

We have identified material weaknesses in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our consolidated financial statements in future periods.
We have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In connection with the audit of our consolidated financial statements for the year ended December 31, 2018, we identified certain deficiencies relating to our internal control over financial reporting that constitute material weaknesses under standards established by the PCAOB. As of March 31, 2021, those material weaknesses continued to exist. Accordingly, we were not able to assert that our internal control over financial reporting was effective as of March 31, 2021. The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. We identified a material weakness related to the fact that certain members of our finance team and personnel are able to operate across a number of different functions and have user access that gives rise to segregation of duties risks in connection with our information technology infrastructure. Access to systems has subsequently been restricted and access is being managed by independent personnel. Users, roles and permission to systems are reviewed and verified for completeness of data. The other material weakness relates to a lack of evidence to support review work and oversight procedures. Formal review processes and meetings are being introduced in addition to the creation of a specific role in the finance team to review documentation and prepare evidence of such review. These material weaknesses have a pervasive impact on various activity level and financial reporting cycles. We will need to take additional measures to fully remediate these deficiencies. The measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issue identified, (2) ensure that our internal controls are effective, or (3) ensure that the identified material weaknesses or other material weaknesses will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in SEC rules and forms will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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
We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements in this Report. We could be an emerging growth company until the last day of our fiscal year ending March 31, 2026, although circumstances could cause us to lose that status earlier. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation. If we rely on these exemptions, investors may find our common stock less attractive, which could result in a less active trading market, if any, for our common stock and more volatility or a decline in our stock price.

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
As of March 31, 2021, Phorm beneficially owned approximately 52.3% of our outstanding common stock. As a result, we may be a controlled company within the meaning of the Nasdaq or NYSE corporate governance standards, if we eventually list on the applicable exchange. Under Nasdaq rules, for example, a controlled company may elect not to comply with certain corporate governance requirements of the Nasdaq, including the requirements that:

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
If we were to list on Nasdaq in the future and are a controlled company at such time, we intend to utilize these exemptions (or similar exemptions if we were to list on NYSE), including the exemption for a board of directors composed of a majority of independent directors. In addition, we may rely on the phase-in rules of the SEC, Nasdaq or NYSE if we are no longer a controlled company under the applicable listing standard. For example, the phase-in rules for Nasdaq permit us to have a compensation committee that has one member that is independent at the time that we cease to be a controlled company, a majority of members that are independent within 90 days thereafter and all members that are independent within one year thereafter. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq or NYSE.
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
Our common stock trades on the OTCQX Market instead of a national securities exchange, which may make it more difficult for stockholders to sell their shares.
Our common stock is currently quoted on the OTC Market Group’s OTCQX Market quotation system under the ticker symbol “TGAN.” The OTC Markets are regulated quotation services that display real-time quotes, last sale prices and volume limitations in over-the-counter securities. Trading in shares quoted on the OTCQX is often thin, meaning that the number of persons interested in purchasing stock at or near bid prices at any given time may be relatively small or non-existent, and characterized by volatility in trading prices. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume and market conditions. As a result, there may be wide fluctuations in the market price of the shares of our common stock for reasons unrelated to operating performance, and this volatility, when it occurs, may have a negative effect on the market price of our common stock. Moreover, the OTCQX is not a stock exchange, and trading of securities on it is often more sporadic than the trading of securities listed on a national quotation system or stock exchange. Accordingly, our stockholders may not be able to realize a fair price for their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves. In addition, the stock markets in general, including in the industry in which we operate, have experienced extreme volatility, particularly due to the COVID-19 pandemic, that has, in some cases, been unrelated to the operating performance of the issuer. Accordingly, these broad market and industry factors may also seriously harm the market price of our common stock, regardless of our operating performance.
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

If any of the analysts who cover us issue an adverse or misleading opinion regarding us or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our principal stockholders and management have substantial control over us and could delay or prevent a change in corporate control.
As of March 31, 2021, Phorm, our largest stockholder, beneficially owned approximately 52.2% of our common stock, and our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 72.8% of our common stock. As a result, these stockholders, acting together, or Phorm individually, have the ability to significantly impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together or Phorm individually, have the ability to significantly impact the management and affairs of our company. Under the Phorm Stockholders Agreement, Phorm has the right to nominate (i) a majority of the board so long as it beneficially owns at least 40% of our then-outstanding shares of common stock, (ii) 33% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 20% but less than 40% of our then-outstanding shares of common stock, and (iii) 10% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 10% but less than 20% of our then-outstanding shares of common stock. Further, pursuant to the Phorm Stockholders Agreement, so long as Phorm beneficially owns 20% or more of the outstanding shares of our common stock, we will take all necessary action to cause a director nominated by Phorm to serve as chair of our board of directors.

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

Item 4.        Mine Safety Disclosures
Not applicable

Part II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock commenced trading on the OTC Market Group’s OTCQB® Market quotation system under the ticker symbol “TGAN” effective at the market open on July 29, 2020 and was upgraded to the OTCQX Market on May 18, 2021. The following table sets forth, for each of the quarterly periods indicated, the high and low bid prices of our common stock, as reported on the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
July 29, 2020 - September 30, 2020	$50.00	$4.50
October 1, 2020 - December 31, 2020	$6.75	$2.30
January 1, 2021 - March 31, 2021	$9.50	$3.30

Holders of Record

As of June 10, 2021, there were 41 holders of record of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
On March 31, 2021, we sold 250,000 shares of common stock to one accredited investor in a private placement offering at a purchase price of $4.00 per share, with gross proceeds of $1.0 million. The common stock was issued in reliance upon the exemptions from registration under the Securities Act provided by Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder as a transaction not involving a public offering. The purchaser acquired the securities for investment only and not with a present view toward, or for resale in connection with, the public sale or distribution thereof. The purchaser had adequate access to information about us, and the issuance of the securities was made without any general solicitation or advertising.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any shares of our common stock or other securities during the quarter ended March 31, 2021.

Performance Graph

As a smaller reporting company, we are not required to provide a stock performance graph.

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
Since our inception we have devoted substantial resources to the research and development of GaN power devices and the protection and enhancement of our intellectual property and have incurred significant operating losses. Our net loss was $6.6 million and $4.2 million for the three months ended March 31, 2021 and 2020 (unaudited), respectively, and $17.9 million and $15.3 million for the years ended December 31, 2020 and 2019, respectively. As of March 31, 2021, our accumulated deficit was $168.4 million. Substantially all of our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.
To date, our revenue has been significantly lower than our expenses. Our revenue was $2.4 million, of which $673 thousand was from related parties, and $1.1 million, of which $394 thousand was from related parties, for the three months ended March 31, 2021 and 2020 (unaudited), respectively. Our revenue was $11.4 million, of which $7.1 million was from related parties and $505 thousand was retroactive application since inception due to new government authorized rates, and $11.9 million, of which $9.9 million was from related parties, for the years ended December 31, 2020 and 2019, respectively. For the three months ended March 31, 2021 and 2020 (unaudited), and the years ended December 31, 2020 and 2019, Nexperia and the U.S. government each accounted for more than ten percent of our revenues.
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
In addition, (i) options to purchase 29,703,285 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger under Transphorm Technology’s 2007 Stock Plan and 2015 Equity Incentive Plan were assumed and converted into options to purchase 2,461,923 shares of our common stock, (ii) warrants to purchase 186,535 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed, amended and converted into warrants to purchase 15,461 shares of our common stock, and (iii) Transphorm Technology’s outstanding convertible promissory note was amended to be convertible, at the option of the holder, into shares of our common stock at a conversion price of $5.12 per share, with 3,076,171 being the maximum number of shares of our common stock issuable upon conversion of the convertible promissory note. As of March 31, 2021, there was $15.0 million of principal and $523 thousand of accrued and unpaid interest outstanding on the convertible promissory note.
All per share and share amounts for the three months ended March 31, 2021 and 2020 (unaudited), and the years ended December 31, 2020 and 2019 have been retroactively adjusted to reflect the effect of the Merger.
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
In December 2020, we sold an aggregate of 5,000,000 shares of common stock in a private placement at a purchase price of $3.00 per share, with aggregate gross proceeds of $15.0 million (before deducting placement agent fees, financial advisor fees and other offering expenses, which were an aggregate of $1.4 million excluding warrant cost of $223 thousand).
In March 2021, we sold an aggregate of 250,000 shares of common stock in a private placement at a purchase price of $4.00 per share, with aggregate gross proceeds of $1.0 million (before deducting placement agent fees, financial advisor fees and other offering expenses, which were an aggregate of $50 thousand).
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

Results of Operations
Comparison of the Three Months Ended March 31, 2021 (audited) and 2020 (unaudited):
The following table sets forth our historical consolidated statements of operations data for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			Change
	2021		2020 (unaudited)	Amount	Percentage
Revenue, net	$2,425		$1,100	$1,325	120.5%
Operating expenses:
Cost of goods sold	1,788		1,455	333	22.9%
Research and development	1,780		1,466	314	21.4%
Sales and marketing	663		518	145	28.0%
General and administrative	2,733		3,092	(359)	(11.6)%
Total operating expenses	6,964	6,964	6,531	433	6.6%
Loss from operations	(4,539)		(5,431)	892	(16.4)%
Interest expense	187		189	(2)	(1.1)%
Loss in joint venture	1,468		1,419	49	3.5%
Changes in fair value of promissory note	699		(2,321)	3,020	(130.1)%
Other income, net	(314)		(531)	217	(40.9)%
Loss before tax expense	(6,579)		(4,187)	(2,392)	57.1%
Tax expense	—		—	—	—%
Net loss	$(6,579)		$(4,187)	$(2,392)	57.1%

Revenue increased $1.3 million, or 120.5 percent, to $2.4 million for the three months ended March 31, 2021 from $1.1 million for the same period in 2020 (unaudited). The increase is due primarily to (i) a $690 thousand increase in production revenue across various segments, (ii) a $333 thousand increase in revenue provided by Yaskawa per a cooperation and development agreement and (iii) a $171 thousand increase in revenue from our contract with the U.S. Navy.
Operating expenses increased $433 thousand, or 6.6 percent, to $7.0 million for the three months ended March 31, 2021 from $6.5 million for the same period in 2020 (unaudited), due primarily to (i) a $333 thousand increase in cost of goods sold and (ii) a $314 thousand increase in research and development expense, offset by a $359 thousand decrease in general and administrative expense.

Cost of goods sold increased $333 thousand, or 22.9 percent, to $1.8 million for the three months ended March 31, 2021 compared with $1.5 million for the same period in 2020 (unaudited) due primarily to an increased commercial contract cost.
Research and development expense increased $314 thousand, or 21.4 percent, to $1.8 million for the three months ended March 31, 2021 from $1.5 million for the same period in 2020 (unaudited), due primarily to (i) a $127 thousand increase in costs related to salaries and employee benefits and (ii) a $86 thousand increase in royalty expense.

Sales and marketing expense increased $145 thousand, or 28.0 percent, to $663 thousand for the three months ended March 31, 2021 from $518 thousand for the same period in 2020 (unaudited), due primarily to a $145 thousand increase in costs related to salaries and employee benefits.
General and administrative expense decreased $359 thousand, or 11.6 percent, to $2.7 million for the three months ended March 31, 2021 from $3.1 million for the same period in 2020 (unaudited), due primarily to a $685 thousand decrease in legal and compliance costs, offset by a $268 thousand increase in costs related to salaries and employee benefits.
Interest expense of $187 thousand for the three months ended March 31, 2021 consists of $150 thousand for our revolving credit facility with Nexperia and $37 thousand for our note payable to Yaskawa. Interest expense of $189 thousand for the three months ended March 31, 2020 (unaudited) consists of $152 thousand for our revolving credit facility and $37 thousand for our note payable to Yaskawa.
Loss in joint venture was $1.5 million for the three months ended March 31, 2021 compared with $1.4 million for the same period in 2020 (unaudited).
Changes in fair value of promissory note were a $699 thousand loss and a $2.3 million income for the three months ended March 31, 2021 and 2020 (unaudited), respectively.
Other income, net of other expenses, decreased $217 thousand, or 40.9 percent, to $314 thousand for the three months ended March 31, 2021 from $531 thousand for the same period in 2020 (unaudited), due primarily to a $233 thousand decrease in subleasing a portion of our research and development facility.
Net loss increased $2,392 thousand, or 57.1 percent, to $6.6 million for the three months ended March 31, 2021 from $4.2 million for the same period in 2020 (unaudited). The increase was attributable primarily to (i) a $3.0 million increase in negative change in fair value of promissory note and (ii) a $433 thousand increase in operating expenses, offset by a $1.3 million increase in revenue and a $0.2 million increase in other income.

Comparison of the Years Ended December 31, 2020 and 2019:
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

Revenue decreased $563 thousand, or 4.7 percent, to $11.4 million for the year ended December 31, 2020 from $11.9 million for the same period in 2019. The decrease is due primarily to a $4.0 million decrease in licensing revenue from Nexperia related to funding Gen-4 technology development, offset by (i) a $1.7 million increase in revenue from our contract with the U.S. Navy, (ii) a $1.4 million increase in product sales and (iii) a $333 thousand increase in revenue provided by Yaskawa per a cooperation and development agreement.
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
Research and development expense decreased $2.6 million, or 31.5 percent, to $5.6 million for the year ended December 31, 2020 from $8.1 million for the same period in 2019, due primarily to (i) a $1.7 million increase in government contract costs that were recognized in cost of goods sold and (ii) a $426 thousand increase in reimbursed expenses.
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
Liquidity and Capital Resources
As of March 31, 2021, we had cash on hand of $9.5 million, other current assets of $4.8 million and current liabilities of $27.1 million, resulting in negative working capital of $12.8 million. As of March 31, 2021, the negative working capital included development loans of $10.0 million and an outstanding balance under our revolving credit facility, including accrued interest, of $10.2 million.
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
Future Funding Requirements
We plan to raise additional working capital to fund operations through the issuance of stock to investors, license of intellectual property and/or issuance of notes payable. In February 2020, we sold an aggregate of 5,380,000 shares of our common stock at a purchase price of $4.00 per share in a private placement. In December 2020, we sold an aggregate of 5,000,000 shares of our common stock at a purchase price of $3.00 per share in a private placement. In March 2021, we sold an aggregate of 250,000 shares of our common stock at a purchase price of $4.00 per share in a private placement. We believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans into the fourth quarter of calendar year 2021.
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
Cash Flows
As of March 31, 2021, our cash and cash equivalents were $9.5 million. The following table shows a summary of our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2021	2020 (unaudited)
Net cash (used in) provided by:
Operating activities	$(4,933)	$(6,151)	$1,218
Investing activities	(1,132)	(1,548)	416
Financing activities	956	19,498	(18,542)
(Decrease) increase in cash and cash equivalents excluding effect of foreign exchange rate changes	$(5,109)	$11,799	$(16,908)

Operating Activities
Net cash used in operating activities was $4.9 million and $6.2 million for the three months ended March 31, 2021 and 2020 (unaudited), respectively. The increase of $1.2 million was attributable primarily to a $3.0 million increase in non-cash change in fair value of promissory note and a $711 thousand increase in prepaid expenses and other current assets, offset by a $2.4 million increase in net loss.
Investing Activities
Net cash used in investing activities was $1.1 million and $1.5 million for the three months ended March 31, 2021 and 2020 (unaudited), respectively. The increase of $416 thousand was attributable primarily to a $580 thousand increase in investment in joint venture, offset by a $164 thousand decrease in purchase of property and equipment.
Financing Activities
Net cash provided by financing activities was $956 thousand and $19.5 million for the three months ended March 31, 2021 and 2020 (unaudited), respectively. Net cash provided by financing activities during the three months ended March 31, 2021 relates to net proceeds of $950 thousand from the sales of our common stock in a private placement. Net cash provided by financing activities during the three months ended March 31, 2020 (unaudited) relates to aggregate net proceeds of $19.7 million from the sale of our common stock in a private placement.
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
Nexperia Loan and Security Agreement
On April 4, 2018, we entered into the LSA with Nexperia. The LSA provides for term loans in an aggregate principal amount of up to $15.0 million, which term loans are available in tranches (Tranche A, Tranche B and Tranche B-1) and subject to the satisfaction of specified conditions. As of March 31, 2021 and December 31, 2020, $10.0 million aggregate principal amount of term loans were outstanding under the LSA. The LSA also provides for a $10.0 million Tranche C Loan commitment, which Tranche C Loans may be borrowed, repaid and reborrowed subject to the terms and conditions of the LSA. As of March 31, 2021 and December 31, 2020, $10.0 million aggregate principal amount of Tranche C Loans were outstanding under the LSA. The proceeds of the loans under the LSA may be used as set forth therein for development work related to the DLA, the repayment of specified debt and for general corporate purposes.
The Tranche A Loan was scheduled to mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2020, which was subsequently extended to June 30, 2020. In June 2020, the $5.0 million Tranche A Loan was satisfied in full upon transfer of our Gen-4 technology development to Nexperia, at which point we recognized $5.0 million as licensing revenue. The Tranche B Loan and Tranche B-1 Loan were scheduled to mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2021, which was subsequently extended to June 30, 2021. On May 18, 2021, the Tranche B-1 Loan was converted into a Tranche C-1 Loan, which Tranche C-1 Loan has the same terms and conditions as the existing Tranche C Loan. The Tranche C commitments terminate, and the Tranche C and C-1 Loans mature, on the earlier of April 4, 2023 and the occurrence of specified change of control events.
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

Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations as of March 31, 2021 (in thousands):

	Payments Due by Period
	Less Than One Year	One To Three Years	Three to Five Years	More Than Five Years	Total
Operating lease obligation	$682	$563	$60	$—	$1,305
Development loans	10,000	—	—	—	10,000
Revolving credit facility	10,150	—	—	—	10,150
Promissory note (1)	—	15,748	—	—	15,748
Total	$20,832	$16,311	$60	$—	$37,203
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

Cash and Cash Equivalents
The Company considers all highly-liquid investments with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist principally of bank deposits and money market funds. Other assets in the consolidated balance sheets as of March 31, 2021, December 31, 2020 and December 31, 2019 include restricted cash of $75 thousand.
Foreign Currency Risk
The Company is exposed to foreign currency risk due to its operations in Japan (Yen). Assets and liabilities of the operations are re-measured into U.S. currency at exchange rates in effect at the balance sheet dates through the consolidated statements of comprehensive income. Gains or losses resulting from foreign currency transactions are re-measured using the rates on the dates on which those elements are recognized during the period and are included in other income or expense in the consolidated statements of operations. As of March 31, 2021, December 31, 2020 and December 31, 2019, the Company had foreign cash and cash equivalents of $444 thousand, $42 thousand and $55 thousand, respectively, which represented 4.7 percent, 0.3 percent and 1.9 percent, respectively, of total cash and cash equivalents.
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
Accounts Receivable
Accounts receivable are analyzed and allowances for uncollectible accounts are recorded, as required. Provisions for uncollectible accounts, if any, are recorded as bad debt expense and included in general and administrative expenses in the accompanying consolidated statements of operations. The process for determining the appropriate level of allowances for doubtful accounts involves judgment, and the Company considers such factors as the age of the underlying receivables, historical and projected collection trends, the composition of outstanding receivables, current economic conditions and regulatory changes. An account is fully reserved when reasonable collection efforts have been unsuccessful and it is probable that the receivable will not be recovered. Recovery from doubtful accounts amounted to $48 thousand for the three months ended March 31, 2021. Provision for doubtful accounts amounted to $0 for the three months ended March 31, 2020 (unaudited), and $110 thousand and $0 for the years ended December 31, 2020 and 2019, respectively.

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
Goodwill
Goodwill arose for the acquisition of a business in February 2014 based in Japan and was accounted for as the purchase of a business. Goodwill generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment at least annually in December unless certain events occur or circumstances change. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. We test for goodwill impairment annually or earlier if events or changes in circumstances indicate goodwill might possibly be impaired. Impairment exists when the carrying value of the goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess as a charge to operations in the consolidated statements of operations. For the three months ended March 31, 2021 and 2020 (unaudited), and the years ended December 31, 2020 and 2019, no impairment charge was recorded related to goodwill.
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
If it is determined that the carrying values might not be recoverable based upon the existence of one or more indicators of impairment, the Company performs a test for recoverability using various methodologies, such as the income approach or cost approach, to determine the fair value of intangible assets depending upon the nature of the assets. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their respective fair values. For the three months ended March 31, 2021 and 2020 (unaudited), and the years ended December 31, 2020 and 2019, no impairment charges were recorded related to intangible assets.
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

In December 2020, we entered into a cooperation and development agreement with Yaskawa, pursuant to which Yaskawa agreed to provide $4.0 million over approximately three years to fund development activities related to industrial power conversion applications, with an initial focus on servo motor drive applications. Yaskawa provided $1.0 million of this $4.0 million commitment in December 2020. The Company evaluated and concluded that the deliverables are the same and nature of the services to be provided to Yaskawa will be consistent over the period of approximately three years. Accordingly, the Company recognized $333 thousand as revenue for the three months ended March 31, 2021 and the year ended December 31, 2020. As of March 31, 2021 and December 31, 2020, $334 thousand and $667 thousand, respectively, are included in deferred revenue on the consolidated balance sheet.

Government contract revenues are principally generated under research and development contracts. Contract revenues are derived primarily from research contracts with agencies of the U.S. government. We believe credit risk related to accounts receivable arising from such contracts is minimal. These contracts may include cost-plus fixed fee and fixed price terms. All payments to us for work performed on contracts with agencies of the U.S. government are subject to adjustment upon audit by the Defense Contract Audit Agency. The Company received new government authorized rates for billing purposes which allowed for retroactive application since inception. The cumulative impact of this rate change was $423 thousand, of which $(83) thousand and $505 thousand were recorded in the three months ended March 31, 2021 and September 30, 2020, respectively. The Company will use the new approved rates on go-forward basis.

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
Research and Development
The Company is a party to research grant contracts with the U.S. government for which the Company is reimbursed for specified costs incurred for its research projects. These projects include energy saving initiatives for which the U.S. government offers reimbursement funds. Such reimbursements are recorded as an offset to research and development expenses when the related qualified research and development expenses are incurred. Reimbursable costs are recognized in the same period the costs are incurred up to the limit of approved funding amounts on qualified expenses. Grant reimbursement of $42 thousand and $72 thousand was recorded as an offset to research and development expense for the three months ended March 31, 2021 and 2020 (unaudited), respectively, and grant reimbursement of $426 thousand and $0 was recorded as an offset to research and development expense for the years ended December 31, 2020 and 2019, respectively.
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
For the three months ended March 31, 2021, there were 3,637,937 shares, consisting of 2,543,125 stock options, 935,397 restricted stock units and 159,415 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive. For the three months ended March 31, 2020 (unaudited), there were 2,473,552 shares, consisting of 2,458,091 stock options and 15,461 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive. For the year ended December 31, 2020, there were 3,285,058 shares, consisting of 2,320,318 stock options, 805,325 restricted stock units and 159,415 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive. For the year ended December 31, 2019, there were 26,422,608 shares, consisting of 23,933,949 convertible preferred stocks, 2,473,198 stock options and 15,461 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive.
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
Segment Reporting
The Company’s operations and its financial performance is evaluated on a consolidated basis by the chief operating decision maker. Accordingly, the Company considers all of its operations to be aggregated in one reportable operating segment. For the three months ended March 31, 2021, total revenue was $2.4 million, of which $2.0 million was from U.S. operations and $449 thousand was from Japan operations. For the three months ended March 31, 2020 (unaudited), total revenue was $1.1 million, of which $1.1 million was from U.S. operations and $11 thousand was from Japan operations. For the year ended December 31, 2020, total revenue was $11.4 million, of which $10.7 million was from U.S. operations and $713 thousand was from Japan operations. For the year ended December 31, 2019, total revenue was $11.9 million, of which $11.9 million was from U.S. operations and $28 thousand was from Japan operations.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Transphorm, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Transphorm, Inc. (the “Company”) as of March 31, 2021, December 31, 2020 and December 31, 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for the three months ended March 31, 2021 and for each of the years in the two year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021, December 31, 2020 and December 31, 2019, and the results of its operations and its cash flows for the three months ended March 31, 2021 and for each of the years in the two year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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

Chicago, IL
June 23, 2021

Transphorm, Inc.
Consolidated Balance Sheets
(in thousands except share and per share data)

	March 31, 2021	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$9,500	$14,694	$2,875
Accounts receivable, net, including $507 thousand, $442 thousand, $464 thousand from related parties as of March 31, 2021, December 31, 2020 and December 31, 2019, respectively	1,618	844	709
Inventory	2,223	1,627	990
Prepaid expenses and other current assets	953	1,061	783
Total current assets	14,294	18,226	5,357
Property and equipment, net	1,360	1,324	1,770
Goodwill	1,302	1,397	1,325
Intangible assets, net	914	988	1,313
Other assets	274	291	497
Total assets	$18,144	$22,226	$10,262

Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$3,140	$3,182	$2,383
Deferred revenue	505	674	—
Development loan	10,000	10,000	5,000
Revolving credit facility, including accrued interest	10,150	10,153	10,458
Unfunded commitment to joint venture	1,866	1,466	1,688
Accrued payroll and benefits	1,410	1,215	1,159
Total current liabilities	27,071	26,690	20,688
Development loans, net of current portion	—	—	10,000
Promissory note	16,128	15,392	16,169
Total liabilities	43,199	42,082	46,857
Commitments and contingencies (Note 11)
Convertible preferred stock (Notes 1 and 13):
Series 1, $0.0001 par value; no shares authorized, issued and outstanding as of March 31, 2021 and December 31, 2020; 12,438,704 shares authorized and 12,433,953 shares issued and outstanding as of December 31, 2019	—	—	39,658
Series 2, $0.0001 par value; no shares authorized, issued and outstanding as of March 31, 2021 and December 31, 2020; 7,507,699 shares authorized and 7,499,996 shares issued and outstanding as of December 31, 2019	—	—	30,000
Series 3, $0.0001 par value; no shares authorized, issued and outstanding as of March 31, 2021 and December 31, 2020; 4,000,000 shares authorized, issued and outstanding as of December 31, 2019	—	—	16,000
Total convertible preferred stock	—	—	85,658

Stockholders’ deficit:
Common stock, $0.0001 par value; 750,000,000 shares authorized as of March 31, 2021 and December 31, 2020, and 40,531,996 and 40,278,496 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively; 29,012,034 shares authorized and 4,220,998 shares issued and outstanding as of December 31, 2019	4	4	—
Additional paid-in capital	144,201	142,736	22,404
Accumulated deficit	(168,403)	(161,824)	(143,915)
Accumulated other comprehensive loss	(857)	(772)	(742)
Total stockholders’ deficit	(25,055)	(19,856)	(122,253)
Total liabilities, convertible preferred stock and stockholders’ deficit	$18,144	$22,226	$10,262

See accompanying notes to consolidated financial statements

Transphorm, Inc.
Consolidated Statements of Operations
(in thousands except share and per share data)

	Three Months Ended March 31,		Year Ended December 31,
	2021	2020 (unaudited)	2020	2019
Revenue, net, including related parties (Note 17)	$2,425	$1,100	$11,371	$11,934
Operating expenses:
Cost of goods sold	1,788	1,455	6,682	6,492
Research and development	1,780	1,466	5,584	8,146
Sales and marketing	663	518	2,174	2,609
General and administrative	2,733	3,092	10,328	6,606
Total operating expenses	6,964	6,531	24,768	23,853
Loss from operations	(4,539)	(5,431)	(13,397)	(11,919)
Interest expense	187	189	760	758
Loss in joint venture	1,468	1,419	6,836	3,703
Changes in fair value of promissory note	699	(2,321)	(927)	167
Other income, net	(314)	(531)	(2,157)	(1,264)
Loss before tax expense	(6,579)	(4,187)	(17,909)	(15,283)
Tax expense	—	—	—	—
Net loss	$(6,579)	$(4,187)	$(17,909)	$(15,283)
Net loss per share - basic and diluted	$(0.16)	$(0.13)	$(0.56)	$(0.54)
Weighted average common shares outstanding - basic and diluted	40,274,660	31,912,170	31,739,801	28,153,605
See accompanying notes to consolidated financial statements

Transphorm, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended March 31,		Year Ended December 31,
	2021	2020 (unaudited)	2020	2019
Net loss	$(6,579)	$(4,187)	$(17,909)	$(15,283)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(85)	(12)	(30)	(2)
Other comprehensive loss, net of tax	(85)	(12)	(30)	(2)
Comprehensive loss	$(6,664)	$(4,199)	$(17,939)	$(15,285)
See accompanying notes to consolidated financial statements

Transphorm, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit
(in thousands except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Deficit
	Number of Shares	Amount
Balance at January 1, 2019	4,219,606	$—	$21,833	$(128,632)	$(740)	$(107,539)
Stock options exercised	1,392	—	5	—	—	5
Stock-based compensation	—	—	566	—	—	566
Other comprehensive income	—	—	—	—	(2)	(2)
Net loss	—	—	—	(15,283)	—	(15,283)
Balance at December 31, 2019	4,220,998	—	22,404	(143,915)	(742)	(122,253)
Stock options exercised, net of $5 receivable	6,821	—	27	—	—	27
Restricted stock issued	139,501	—	—	—	—	—
Stock-based compensation	—	—	1,525	—	—	1,525
Conversion of preferred shares in connection with the Reverse Merger	23,933,949	3	85,655	—	—	85,658
Shares redeemed in connection with the Reverse Merger	(52,773)	—	(211)	—	—	(211)
Shares issued in connection with the Reverse Merger	1,650,000	—	(50)	—	—	(50)
Issuance of common stock, net of $3.1 million offering cost excluding warrant cost of $223 thousand	10,380,000	1	33,386	—	—	33,387
Other comprehensive loss	—	—	—	—	(30)	(30)
Net loss	—	—	—	(17,909)	—	(17,909)
Balance at December 31, 2020	40,278,496	$4	142,736	(161,824)	(772)	(19,856)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Deficit
	Number of Shares	Amount
Balance at January 1, 2020	4,220,998	$—	$22,404	$(143,915)	$(742)	$(122,253)
Stock options exercised	3,346	—	13	—	—	13
Stock-based compensation	—	—	132	—	—	132
Conversion of shares in connection with the Reverse Merger	23,933,949	3	85,655	—	—	85,658
Shares redeemed in connection with the Reverse Merger	(52,773)	—	(211)	—	—	(211)
Shares issued in connection with the Reverse Merger	1,650,000	—	(50)	—	—	(50)

Issuance of common stock, net of $1.8 million offering cost	5,380,000	1	19,740	—	—	19,741
Other comprehensive loss	—	—	—	—	(12)	(12)
Net loss	—	—	—	(4,187)	—	(4,187)
Balance at March 31, 2020 (unaudited)	35,135,520	$4	$127,683	$(148,102)	$(754)	$(21,169)

Balance at January 1, 2021	40,278,496	$4	$142,736	$(161,824)	$(772)	$(19,856)
Stock options exercised	500	—	2	—	—	2
Restricted stock issued	3,000	—	—	—	—	—
Stock-based compensation	—	—	513	—	—	513
Issuance of common stock, net of $50 thousand offering cost	250,000	—	950	—	—	950
Other comprehensive income	—	—	—	—	(85)	(85)
Net loss	—	—	—	(6,579)	—	(6,579)
Balance at March 31, 2021	40,531,996	$4	$144,201	$(168,403)	$(857)	$(25,055)

See accompanying notes to consolidated financial statements

Transphorm, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,			Year Ended December 31,
	2021		2020 (unaudited)	2020	2019
Cash flows from operating activities:
Net loss	$(6,579)		$(4,187)	$(17,909)	$(15,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory write-off	7		169	435	155
Depreciation and amortization	197		236	835	1,216
(Recovery from) provision for doubtful accounts	(48)		—	110	—
Licensing revenue from a related party	—		—	(5,000)	—
Stock-based compensation	513		132	1,525	566
Interest cost	187		189	760	608
Gain on sale of equipment	(40)		—	—	—
Loss in joint venture	1,468		1,419	6,836	3,703
Changes in fair value of promissory note	699		(2,321)	(927)	167
Changes in operating assets and liabilities:
Accounts receivable	(690)		(668)	(245)	(429)
Inventory	(603)		(264)	(1,072)	(293)
Prepaid expenses and other current assets	108		(603)	(283)	(154)
Other assets	17		9	206	(42)
Accounts payable and accrued expenses	(195)		(179)	(116)	509
Deferred revenue	(169)		—	674	(3,000)
Accrued payroll and benefits	195		(83)	56	(13)
Net cash used in operating activities	(4,933)		(6,151)	(14,115)	(12,290)
Cash flows from investing activities:
Purchases of property and equipment	(164)		—	(58)	(203)
Investment in joint venture	(968)		(1,548)	(7,348)	(2,698)
Net cash used in investing activities	(1,132)		(1,548)	(7,406)	(2,901)
Cash flows from financing activities:
Proceeds from sale of equipment	4		—	—	—
Proceeds from development loans	—	—	—	—	15,000
Proceeds from stock option exercise	2		18	32	—
Payment for repurchase of common stock	—		(211)	(211)	—
Loan repayment	—		(50)	(50)	—
Proceeds from issuance of common stock, net of offering cost	950		19,741	33,387	—
Net cash provided by financing activities	956		19,498	33,158	15,000
Effect of foreign exchange rate changes on cash and cash equivalents	(85)		(26)	182	(3)
Net (decrease) increase in cash and cash equivalents	(5,194)		11,773	11,819	(194)
Cash and cash equivalents at beginning of period	14,694		2,875	2,875	3,069
Cash and cash equivalents at end of period	$9,500		$14,648	$14,694	$2,875

Supplemental disclosures of cash flow information:
Interest expense paid	$153		$—	$915	$496
Supplemental non-cash financing activity:
Private placement offering cost	$—		$—	$223	$177
Development loan reduction related to licensing revenue	$—		$—	$5,000	$—
Conversion of preferred stock to common stock in connection with the Reverse Merger	$—		$85,658	$85,658	$—

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
Change in Fiscal Year End
On April 20, 2021, we changed our fiscal year from the period beginning on January 1 and ending on December 31 to the period beginning on April 1 and ending on March 31 of each year, effective immediately. Accordingly, we are filing this Transition Report on Form 10-K (this “Report”) to include audited consolidated financial information for the transition period from January 1, 2021 through March 31, 2021.
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
Management plans to raise additional working capital to fund operations through the issuance of stock to investors, license of intellectual property and/or issuance of notes payable. The Company raised $1.0 million, $19.7 million and $13.6 million from the sales of common stock in March 31, 2021, February 2020 and December 2020, respectively, as described in Note 13 - Stockholders’ Equity. However, there is no assurance that the Company will be successful in raising additional capital.
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
Cash and Cash Equivalents
The Company considers all highly-liquid investments with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist principally of bank deposits and money market funds. Other assets in the consolidated balance sheets as of March 31, 2021, December 31, 2020 and December 31, 2019 include restricted cash of $75 thousand.
Foreign Currency Risk
The Company is exposed to foreign currency risk due to its operations in Japan (Yen). Assets and liabilities of the operations are re-measured into U.S. currency at exchange rates in effect at the balance sheet dates through the consolidated statements of comprehensive income. Gains or losses resulting from foreign currency transactions are re-measured using the rates on the dates on which those elements are recognized during the period and are included in other income or expense in the consolidated statements of operations. As of March 31, 2021, December 31, 2020 and December 31, 2019, the Company had foreign cash and cash equivalents of $444 thousand, $42 thousand and $55 thousand, respectively, which represented 4.7 percent, 0.3 percent and 1.9 percent, respectively, of total cash and cash equivalents.
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
Accounts Receivable
Accounts receivable are analyzed and allowances for uncollectible accounts are recorded, as required. Provisions for uncollectible accounts, if any, are recorded as bad debt expense and included in general and administrative expenses in the accompanying consolidated statements of operations. The process for determining the appropriate level of allowances for doubtful accounts involves judgment, and the Company considers such factors as the age of the underlying receivables, historical and projected collection trends, the composition of outstanding receivables, current economic conditions and regulatory changes. An account is fully reserved when reasonable collection efforts have been unsuccessful and it is probable that the receivable will not be recovered. Recovery from doubtful accounts amounted to $48 thousand for the three months ended March 31, 2021. Provision for doubtful accounts amounted to $0 for the three months ended March 31, 2020 (unaudited), and $110 thousand and $0 for the years ended December 31, 2020 and 2019, respectively.
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
Goodwill
Goodwill arose for the acquisition of a business in February 2014 based in Japan and was accounted for as the purchase of a business. Goodwill generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment at least annually in December unless certain events occur or circumstances change. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. We test for goodwill impairment annually or earlier if events or changes in circumstances indicate goodwill might possibly be impaired. Impairment exists when the carrying value of the goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess as a charge to operations in the consolidated statements of operations. For the three months ended March 31, 2021 and 2020 (unaudited), and the years ended December 31, 2020 and 2019, no impairment charge was recorded related to goodwill.

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
If it is determined that the carrying values might not be recoverable based upon the existence of one or more indicators of impairment, the Company performs a test for recoverability using various methodologies, such as the income approach or cost approach, to determine the fair value of intangible assets depending upon the nature of the assets. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their respective fair values. For the three months ended March 31, 2021 and 2020 (unaudited), and the years ended December 31, 2020 and 2019, no impairment charges were recorded related to intangible assets.
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

In December 2020, we entered into a cooperation and development agreement with Yaskawa, pursuant to which Yaskawa agreed to provide $4.0 million over approximately three years to fund development activities related to industrial power conversion applications, with an initial focus on servo motor drive applications. Yaskawa provided $1.0 million of this $4.0 million commitment in December 2020. The Company evaluated and concluded that the deliverables are the same and nature of the services to be provided to Yaskawa will be consistent over the period of approximately three years. Accordingly, the Company recognized $333 thousand as revenue for the three months ended March 31, 2021 and the year ended December 31, 2020. As of March 31, 2021 and December 31, 2020, $334 thousand and $667 thousand, respectively, are included in deferred revenue on the consolidated balance sheet.

Government contract revenues are principally generated under research and development contracts. Contract revenues are derived primarily from research contracts with agencies of the U.S. government. We believe credit risk related to accounts receivable arising from such contracts is minimal. These contracts may include cost-plus fixed fee and fixed price terms. All payments to us for work performed on contracts with agencies of the U.S. government are subject to adjustment upon audit by the Defense Contract Audit Agency. The Company received new government authorized rates for billing purposes which allowed for retroactive application since inception. The cumulative impact of this rate change was $423 thousand, of which $(83) thousand and $505 thousand were recorded in the three months ended March 31, 2021 and September 30, 2020, respectively. The Company will use the new approved rates on go-forward basis.

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
Research and Development
The Company is a party to research grant contracts with the U.S. government for which the Company is reimbursed for specified costs incurred for its research projects. These projects include energy saving initiatives for which the U.S. government offers reimbursement funds. Such reimbursements are recorded as an offset to research and development expenses when the related qualified research and development expenses are incurred. Reimbursable costs are recognized in the same period the costs are incurred up to the limit of approved funding amounts on qualified expenses. Grant reimbursement of $42 thousand and $72 thousand was recorded as an offset to research and development expense for the three months ended March 31, 2021 and 2020 (unaudited), respectively, and grant reimbursement of $426 thousand and $0 was recorded as an offset to research and development expense for the years ended December 31, 2020 and 2019, respectively.
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
For the three months ended March 31, 2021, there were 3,637,937 shares, consisting of 2,543,125 stock options, 935,397 restricted stock units and 159,415 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive. For the three months ended March 31, 2020 (unaudited), there were 2,473,552 shares, consisting of 2,458,091 stock options and 15,461 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive. For the year ended December 31, 2020, there were 3,285,058 shares, consisting of 2,320,318 stock options, 805,325 restricted stock units and 159,415 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive. For the year ended December 31, 2019, there were 26,422,608 shares, consisting of 23,933,949 convertible preferred stocks, 2,473,198 stock options and 15,461 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive.
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
Segment Reporting
The Company’s operations and its financial performance is evaluated on a consolidated basis by the chief operating decision maker. Accordingly, the Company considers all of its operations to be aggregated in one reportable operating segment. For the three months ended March 31, 2021, total revenue was $2.4 million, of which $2.0 million was from U.S. operations and $449 thousand was from Japan operations. For the three months ended March 31, 2020 (unaudited), total revenue was $1.1 million, of which $1.1 million was from U.S. operations and $11 thousand was from Japan operations. For the year ended December 31, 2020, total revenue was $11.4 million, of which $10.7 million was from U.S. operations and $713 thousand was from Japan operations. For the year ended December 31, 2019, total revenue was $11.9 million, of which $11.9 million was from U.S. operations and $28 thousand was from Japan operations.
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

Financial Instruments - FASB ASU 2020-03, Codification Improvements to Financial Instruments, makes clear the determination of the contractual life of a net investment in leases in estimating expected credit losses under ASC 326, Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for the Company in 2023. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and the adoption is not expected to have a significant impact on the consolidated financial statements.
Income Tax - In December 2019, the FASB issued ASU 2019-12, which modifies ASC 740 to simplify the accounting for income taxes. The ASU’s amendments are based on changes that were suggested by stakeholders as part of the FASB’s simplification initiative (i.e., the FASB’s effort to reduce the complexity of accounting standards while maintaining or enhancing the helpfulness of information provided to financial statement users). ASU 2019-12 is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and the adoption is not expected to have a significant impact on the consolidated financial statements.

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
On May 18, 2021, the term of the Supply Agreement was extended until December 31, 2025, with automatic one year renewals thereafter, and the Company may not terminate the Supply Agreement while the Option Agreement is in effect. Option Agreement was executed on May 18, 2021. See Note 18 - Subsequent Events.
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

On May 18, 2021, Amendment No. 6 to the LSA was executed to (1) extend the maturity date for the Tranche C Loans to the earlier of April 4, 2023 and the occurrence of specified change of control events, (2) add Parent as a guarantor of Transphorm Technology, Inc.’s obligations under the Loan Agreement, and (3) convert the outstanding $2 million Tranche B-1 Loan into a Tranche C-1 Loan, which Tranche C-1 Loan has the same terms and conditions as the existing Tranche C Loan. See Note 18 - Subsequent Events.

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
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table summarizes the Company’s liabilities measured at fair value as of the dates presented, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
March 31, 2021
Promissory note	$—	$—	$16,128
December 31, 2020
Promissory note	$—	$—	$15,392
December 31, 2019
Promissory note	$—	$—	$16,169

The following table includes the changes in fair value of the promissory note which are Level 3 on the fair value hierarchy (in thousands):

January 1, 2019	$15,852
Interest expense accrued	150
Increase in fair value	167
December 31, 2019	16,169
Interest expense accrued	150
Decrease in fair value	(927)
December 31, 2020	15,392
Interest expense accrued	37
Increase in fair value	699
March 31, 2021	$16,128
The Company recorded interest expense of $37 thousand for each of the three months ended March 31, 2021 and 2020 (unaudited), and $150 thousand for each of the years ended December 31, 2020 and 2019. Fair value of promissory note increased $699 thousand for the three months ended March 31, 2021, and decreased $927 thousand and increased $167 thousand for the years ended December 31, 2020 and 2019, respectively.
There were no changes to our valuation techniques used to measure assets and liability fair values during the three months ended March 31, 2021 and 2020 (unaudited), and the years ended December 31, 2020 and 2019. The valuation techniques for the items in the table above are as follows:
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

The following table summarizes assumptions used for fair value of promissory note for the periods presented:

	As of March 31, 2021	As of December 31,
		2020	2019
Stock price	$3.75	$3.00	$3.01
Time	1.5 years	1.75 years	0.25 years
Risk-free rate	0.12%	0.12%	1.55%
Volatility	50.6%	62.3%	38.2%

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
Significant customers are those that represent 10% or more of revenue or accounts receivable and are set forth in the following tables:

		As of March 31, 2021	As of December 31,
Accounts Receivable			2020	2019
Customer A		31.1%	49.3%	60.0%
Customer B		33.9%	31.9%	20.4%
Customer C		10.0%	*	*

	For the Three Months Ended March 31,		For the Year Ended December 31,
Revenue	2021	2020 (unaudited)	2020	2019
Customer A	27.3%	31.3%	59.6%	79.6%
Customer B	31.2%	53.2%	29.2%	13.3%
* Less than 10% of total

Customer A is a related party and Customer B is a government agency. See Note 17 - Related Party Transactions.

Note 6 - Inventory
Inventory consists of the following as of the dates presented (in thousands):

		December 31,
	March 31, 2021	2020	2019
Raw materials	$626	$633	$412
Work in process	1,054	350	258
Finished goods	543	644	320
Total	$2,223	$1,627	$990

An inventory write-off of $7 thousand and $169 thousand was recorded for the three months ended March 31, 2021 and 2020 (unaudited), respectively, and $435 thousand and $155 thousand was recorded for the years ended December 31, 2020 and 2019, respectively.

Note 7 - Property and Equipment

Property and equipment as of the dates presented consists of the following (in thousands except years):

		December 31,		Estimated Useful Life (in years)
	March 31, 2021	2020	2019
Machinery and equipment	$14,748	$14,924	$14,892	5
Computer equipment and software	836	828	876	3
Furniture and fixtures	185	189	186	7
Leasehold improvements (1)	4,959	4,970	4,954	7
Construction in progress	137	13	6
Property and equipment, gross	20,865	20,924	20,914
Less: accumulated depreciation and amortization	(19,505)	(19,600)	(19,144)
Property and equipment, net	$1,360	$1,324	$1,770
(1) Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the related remaining lease term.

The Company recorded depreciation and amortization expense related to property and equipment of $123 thousand and $133 thousand for the three months ended March 31, 2021 and 2020 (unaudited), respectively, and $509 thousand and $563 thousand for the years ended December 31, 2020 and 2019, respectively. The Company recognized $40 thousand as gain on sale of equipment in general and administrative expense for the three months ended March 31, 2021.

Note 8 - Intangible Assets
The carrying values of intangible assets as of the dates presented, respectively, consists of the following (in thousands except years):

	March 31, 2021
	Gross	Accumulated Amortization	Foreign Exchange Rate Changes	Net	Estimated Useful Life (in years)
Patents	$2,963	$(2,049)	$—	$914	10
Developed technology - 150V	560	(517)	(43)	—	6
Developed technology - 600V	1,701	(1,570)	(131)	—	6
Total	$5,224	$(4,136)	$(174)	$914

	December 31, 2020
	Gross	Accumulated Amortization	Foreign Exchange Rate Changes	Net	Estimated Useful Life (in years)
Patents	$2,963	$(1,975)	$—	$988	10
Developed technology - 150V	560	(555)	(5)	—	6
Developed technology - 600V	1,701	(1,684)	(17)	—	6
Total	$5,224	$(4,214)	$(22)	$988

	December 31, 2019
	Gross	Accumulated Amortization	Foreign Exchange Rate Changes	Net	Estimated Useful Life (in years)
Patents	$2,963	$(1,679)	$—	$1,284	10
Developed technology - 150V	560	(519)	(34)	7	6
Developed technology - 600V	1,701	(1,575)	(104)	22	6
Total	$5,224	$(3,773)	$(138)	$1,313

The Company recorded amortization expenses related to intangible assets of $74 thousand and $103 thousand for the three months ended March 31, 2021 and 2020 (unaudited), respectively, and $326 thousand and $653 thousand for the years ended December 31, 2020 and 2019, respectively.

Estimated future amortization expenses related to intangible assets as of March 31, 2021 were as follows (in thousands):

2022	$296
2023	296
2024	296
2025	26
Thereafter	—
Total	$914
Note 9 - Debts
Development Loans
On April 4, 2018, the Company entered into a Loan and Security Agreement (“LSA”) and Development and License Agreement (“DLA”) with Nexperia. The LSA provided for term loans in an aggregate principal amount of up to $15.0 million, which term loans were available in tranches (Tranche A, Tranche B and Tranche B-1) and subject to the satisfaction of specified conditions. The Tranche A Loan of $5.0 million initially was scheduled to mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2020. On April 8, 2020, the maturity of the Tranche A loan was extended to April 30, 2020 and, on April 28, 2020, the maturity of the Tranche A Loan was further extended to June 30, 2020. On June 29, 2020, the Tranche A Loan of $5.0 million was satisfied in full when the Company transferred its Gen-4 technology development to Nexperia. The Tranche B Loan of $8.0 million and Tranche B-1 Loan of $2.0 million mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2021, subject to extension as provided in the LSA. On March 1, 2021, the maturity of the Tranche B Loan of $8.0 million and Tranche B-1 Loan of $2.0 million was extended to June 30, 2021. On May 18, 2021, Tranche B-1 Loan of $2.0 million was converted into a Tranche C-1 Loan, which Tranche C-1 Loan has the same terms and conditions as the existing Tranche C Loan. See Note 3 - Nexperia Arrangement and Note 18 - Subsequent Events.
As of March 31, 2021, December 31, 2020 and December 31, 2019, aggregate principal amount of term loans outstanding under the LSA were $10.0 million, $10.0 million and $15.0 million, respectively.
Revolving Credit Facility
The LSA also provided a $10.0 million revolving loan (Tranche C Loan) that was scheduled to mature at the earlier of (i) April 3, 2021, and (ii) the date a Change of Control (as defined in the LSA) of the Company occurs. Interest payable by the Company accrues on the outstanding principal amount of the loans during such period at a rate of 6% per annum. The credit facility is secured against certain of our U.S. patents not relating to MOCVD or epiwafer technology. On March 1, 2021, the maturity of the Tranche C Loan of $10.0 million was extended to May 18, 2021. On May 18, 2021, the maturity of the Tranche C Loan was extended to the earlier of April 4, 2023 and the occurrence of specified change of control events. See Note 3 - Nexperia Arrangement and Note 18 - Subsequent Events.
The Tranche C Loan is recorded based on principal in the amount of $10.0 million and accrued interest (6% interest per annum). The Company recorded interest expense of $150 thousand and $152 thousand for the three months ended March 31, 2021 and 2020 (unaudited), respectively, and $610 thousand and $608 thousand for the years ended December 31, 2020 and 2019, respectively. The Company paid interest expense of $153 thousand and $0 for the three months ended March 31, 2021 and 2020 (unaudited), respectively, and $915 thousand and $496 thousand for the years ended December 31, 2020 and 2019, respectively. As of March 31, 2021, December 31, 2020 and December 31, 2019, the total balance of the revolving credit facility was $10.2 million, $10.2 million and $10.5 million, respectively.

Promissory Note
The Company’s stated value of promissory note obligation as of the dates presented consists of the following (in thousands):

				December 31,
	Interest Rate	Due Date	March 31, 2021	2020	2019
Yaskawa Note	1.00%	September 2022	$15,523	$15,486	$15,336

Pursuant to ASC 825-10-15-4, the Company elected to apply the fair value option for the promissory note. As of the dates presented, the Company determined the fair value for the note, as compared to the face value, including accrued interest, as follows (in thousands):

		December 31,
	March 31, 2021	2020	2019
Yaskawa Note	$16,128	$15,392	$16,169

Fair value of promissory note increased $699 thousand for the three months ended March 31, 2021, and decreased $927 thousand and increased $167 thousand for the years ended December 31, 2020 and 2019, respectively.
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
In connection with its promissory note obligation, the Company recorded interest expense of $37 thousand for each of the three months ended March 31, 2021 and 2020 (unaudited), and $150 thousand for each of the years ended December 31, 2020 and 2019. In accordance with the terms of the promissory note, interest is added to the principal balance and is reflected in the carrying value on the consolidated balance sheet. As of March 31, 2021, December 31, 2020 and December 31, 2019, accrued interest on the promissory note was $523 thousand, $486 thousand and $336 thousand, respectively.
In December 2020, we entered into a cooperation and development agreement with Yaskawa, pursuant to which Yaskawa agreed to provide $4.0 million over approximately three years to fund development activities related to industrial power conversion applications, with an initial focus on servo motor drive applications. Yaskawa provided $1.0 million of this $4.0 million commitment in December 2020. The Company evaluated and concluded that the deliverables are the same and nature of the services to be provided to Yaskawa will be consistent over the period of approximately three years. Accordingly, the Company recognized $333 thousand as revenue for the three months ended March 31, 2021 and for the year ended December 31, 2020. As of March 31, 2021 and December 31, 2020, $334 thousand and $667 thousand, respectively, is included in deferred revenue on the consolidated balance sheet.
As of March 31, 2021, the scheduled maturity on the development loans, revolving credit facility and promissory note was as follows (in thousands):

2022	$20,150
2023	15,748
Thereafter	—
Total	$35,898

Note 10 - Investment in Aizu Fujitsu Semiconductor Wafer Solution Limited (“AFSW”)
The Company has a 49% interest in AFSW and is a party to a joint venture agreement (the “JVA”) with Fujitsu Semiconductor Limited (“FSL”), the 51% owner of AFSW. AFSW manufactures semiconductor products exclusively for its owners under manufacturing agreements at prices estimated to cover the cost of production. AFSW was determined to be a variable interest entity (“VIE”) as the equity at risk was not believed to be sufficient. AFSW depends on its owners for any additional cash. The Company extended $1.0 million, $1.5 million, $7.3 million and $2.7 million to AFSW to fund AFSW’s operations for the three months ended March 31, 2021 and 2020, and the years ended December 31, 2020 and 2019, respectively. The Company’s known maximum exposure to loss approximated the carrying value of its investment balance, which included the financing. Potential future losses could be higher than the carrying amount of the Company’s investment, as we are liable, along with the other owner, for other future operating costs or obligations of AFSW. In addition, because Transphorm is currently committed to purchasing GaN wafers and production-related services from AFSW at pre-agreed pricing based upon the Company’s second generation products, the Company may be required to purchase products at a higher cost for its newer generation products. Unfunded commitment to AFSW was $1.9 million, $1.5 million and $1.7 million as of March 31, 2021, and December 31, 2020 and 2019, respectively.
On April 1, 2020, FSL exercised its put option under the JVA and notified us that FSL intended to exit the joint venture by selling its 51% interest in AFSW to us. Under the terms of the JVA, the aggregate purchase price for FSL’s interest in AFSW is expected to be one Japanese Yen. While the agreement provides that completion of the transaction was to take place as soon as 60 days from the date of the exercise notice, such transaction will be subject to regulatory and other approvals in Japan, which we believe will take up to June 30, 2021 to obtain, assuming such approval is received at all. In December 2020, we created a joint venture company in Singapore with a third party (controlling party with 75% ownership) to become a partner in AFSW, subject to regulatory and other approvals in Japan that we believe will take up to June 30, 2021 to obtain, assuming such approval is received at all. In addition, for at least one year following the date on which we (alone or with a third party) take over full ownership of AFSW, we have agreed to use our best efforts to maintain and continue the operations of AFSW, which is also synergistic with our own business for securing wafers for our products.

The Company’s investment activities in AFSW for the periods presented are summarized below (in thousands):

January 1, 2019	$(659)
Investment	2,698
Loss	(3,703)
Effect of exchange rate change	(24)
December 31, 2019	(1,688)
Investment	7,348
Loss	(6,836)
Effect of exchange rate change	(290)
December 31, 2020	(1,466)
Investment	968
Loss	(1,468)
Effect of exchange rate change	100
March 31, 2021	$(1,866)

Summarized financial information of AFSW for the periods indicated, as provided by the controlling owner, are as follows (in thousands):

		As of March 31, 2021	As of December 31,
			2020	2019
Current assets		$932	$1,503	$3,733
Long-term assets		$5,330	$5,572	$5,101
Other current liabilities		$2,200	$2,521	$931
Due to controlling owner		$22,354	$22,136	$17,913
Due to Transphorm		$13,179	$12,967	$5,349
Net deficit		$(31,471)	$(30,549)	$(15,359)

	For the Three Months Ended March 31,		For the Year Ended December 31,
	2021	2020 (unaudited)	2020	2019
Sales	$842	$1,248	$2,976	$11,599
Gross loss	$(2,425)	$(2,197)	$(11,411)	$(4,849)
Net loss	$(2,995)	$(2,895)	$(13,952)	$(7,557)
Note 11 - Commitments and Contingencies
Commitment with a Government Agency
In connection with a contract with a government agency, the Company entered into a commitment to acquire equipment and services from vendors totaling $7.4 million, all of which is reimbursable. The Company has made total purchases of $6.9 million cumulatively as of March 31, 2021, of which $6.9 million was reimbursed by the government agency as of March 31, 2021. During the three months ended March 31, 2021, the Company made purchases of $270 thousand and the remaining accounts payable to the vendors was $124 thousand as of March 31, 2021. During the year ended December 31, 2020, the Company made purchases of $6.2 million, of which $1.0 million was in accounts payable as of December 31, 2020.

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
As of March 31, 2021, future minimum operating lease commitments were as follows (in thousands):

2022	$681
2023	322
2024	241
2025	60
Thereafter	—
Total	$1,304

The Company recorded rent expense, net of rental income, which includes common area maintenance fees in addition to the base rent, of $212 thousand and $233 thousand for the three months ended March 31, 2021 and 2020 (unaudited), respectively, and of $892 thousand and $897 thousand for the years ended December 31, 2020 and 2019, respectively. Rental income from a noncancelable sublease was $30 thousand and $45 thousand for the three months ended March 31, 2021 and 2020 (unaudited), respectively, and $182 thousand for each of the years ended December 31, 2020 and 2019. As of March 31, 2021, there is no the future minimum rental payments to be received under the noncancelable sublease.
Contingencies
During the ordinary course of business, the Company may become a party to legal proceedings incidental to its business. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Legal cost is expensed as incurred. The Company is not aware of any material legal claims or assessments. Although the results of litigation and claims are inherently unpredictable, management believes there was not at least a reasonable possibility that the Company had incurred a material loss with respect to any loss contingencies as of March 31, 2021 and through the issuance of these financial statements.
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
As of March 31, 2021, 750,000,000 shares of common stock are authorized, of which 40,531,996 shares of common stock were issued and outstanding and 5,000,000 shares of preferred stock are authorized, none of which were issued and outstanding. The Company’s Board of Directors has the ability to designate the rights, preferences and privileges for the preferred stock.

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
On March 31, 2021, we sold 250,000 shares of common stock in a private placement offering at a purchase price of $4.00 per share, with gross proceed of $1.0 million (before deducting placement agent fees and other offering expenses, which were an aggregate of $50 thousand).
Common Stock
Common stockholders are entitled to dividends, as and when declared by the Company’s Board of Directors, subject to the priority dividend rights of the holders of other classes of stock. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
The Company has reserved shares of common stock for future issuance as of dates presented as follows:

March 31, 2021
Equity incentive plans	5,039,025
Common stock warrants	159,415
Total	5,198,440

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
The following warrants to purchase common stock were outstanding as of March 31, 2021:

Number of Shares	Exercise Price	Expiration Date
6,046	$34.74	5 years after an initial public offering of the Company
3,369	$54.41	5 years after an initial public offering of the Company
150,000	$3.30	December 23, 2025
159,415

Note 14 - Stock Based Compensation
The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by Transphorm Technology’s board of directors on February 10, 2020 and Transphorm Technology’s stockholders on February 12, 2020, and became effective on the business day immediately prior to the closing of the Merger. Our stockholders approved the 2020 Plan on February 11, 2020. We assumed the 2020 Plan in connection with the Merger. As of March 31, 2021, there were 1,560,503 shares available for grant and 935,397 restricted stock units outstanding under the 2020 Plan. The 2020 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to our employees and our parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, and performance shares to our employees, directors, and consultants and our parent and subsidiary corporations’ employees and consultants.
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

Stock Options
The following table summarizes stock option activity and related information for the dates presented:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2021	2,320,318	$4.67	5.92	$—
Options granted	223,638	$6.37
Options exercised	(500)	$3.14
Options canceled	(331)	$9.29
Outstanding at March 31, 2021	2,543,125	$4.82	6.05	$—
Exercisable at March 31, 2021	2,283,243	$4.70	5.65	$—

Outstanding at January 1, 2020	2,473,198	$4.67	6.84	$—
Options granted	—	$—
Options exercised	(6,821)	$3.78
Options canceled	(146,059)	$5.88
Outstanding at December 31, 2020	2,320,318	$4.67	5.92	$—
Exercisable at December 31, 2020	2,267,154	$4.70	5.86	$—

Outstanding at January 1, 2019	2,377,180	$4.79	7.46	$—
Options granted	209,908	$3.14
Options exercised	(1,392)	$3.86
Options canceled	(112,498)	$4.34
Outstanding at December 31, 2019	2,473,198	$4.67	6.84	$—
Exercisable at December 31, 2019	2,079,809	$4.95	6.65	$—
(1) Intrinsic value represents the excess of the fair value on the last day of the period, which was $3.75, $3.00 and $3.01 as of March 31, 2021, December 31, 2020 and December 31, 2019, respectively, over the exercise price, multiplied by the number of options.

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
•Risk-Free Interest Rate - The Company bases the risk-free interest rate used in the Black-Scholes-Merton option pricing model on the implied yield currently available on United States Treasury zero-coupon issues with an equivalent expected term.
•Expected Term - The expected term of stock options represents the period that the Company’s stock options are expected to be outstanding. The Company generally uses the simplified method to calculate the expected term for employee grants.
The assumptions used to value options granted to employees during the periods presented was as follows:

	Three Months Ended March 31, 2021	Year Ended December 31,
		2020	2019
Weighted average expected life (in years)	5.23	—	5.46
Risk-free interest rate	0.78% - 1.73%	—	1.34% - 1.94%
Expected volatility	43.1% - 44.3%	—	39.4% - 39.8%
Grant date fair market value	3.75		3.01
Grant date fair value	$0.94 - $1.65	—	$0.98 - $1.10
Dividend yield	—%	—	—%

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

The following table summarizes RSA activity and related information for the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
January 1, 2020	—	$—
Granted	135,501	$3.91
Vested	(98,450)	$3.88
December 31, 2020	37,051	$4.00
Granted	—	$—
Vested	(37,051)	$4.00
March 31, 2021	—	$—

Restricted Stock Units

RSUs are grants of shares of our common stock that vest in accordance with terms and conditions established by the administrator of the 2020 Plan. Subject to the provisions of the 2020 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria. We granted 816,180 RSUs during the third quarter of 2020, 4,000 of which were fully vested on the date of grant. The remainder of the RSUs are scheduled to vest as follows: one third will vest on each of January 1, 2022, January 1, 2023 and July 1, 2023, in each case subject to the RSU holders’ continued status as a service provider to the Company through each vesting date. We granted 137,452 RSUs during the first quarter of 2021, which are scheduled to vest in various periods, beginning immediately and ending on February 2025, in each case subject to the RSU holders’ continued status as a service provider to the Company through each vesting date.

The following table summarizes RSU activity and related information for the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
January 1, 2020	—	$—
Granted	816,180	$4.00
Vested	(4,000)	$4.00
Canceled	(6,855)	$4.00
December 31, 2020	805,325	$4.00
Granted	137,452	$3.75
Vested	(3,000)	$3.75
Canceled	(4,380)	$4.00
March 31, 2021	935,397	$3.96

Stock-Based Compensation

The accompanying consolidated statement of operations and comprehensive loss includes stock-based compensation expense for the periods presented as follows (in thousands):

	Three Months Ended March 31,		Year Ended December 31,
	2021	2020 (unaudited)	2020	2019
Cost of revenue	$39	$15	$93	$60
Research and development	115	46	306	196
Sales and marketing	33	7	68	30
General and administrative	326	64	1,058	280
Total	$513	$132	$1,525	$566
Unrecognized Stock-Based Compensation

Unrecognized stock-based compensation expense as of dates presented was as follows (in thousands):

	March 31, 2021		December 31, 2020		December 31, 2019
	Unrecognized Expense	Average Expected Recognition Period	Unrecognized Expense	Average Expected Recognition Period	Unrecognized Expense	Average Expected Recognition Period
Stock options	$280	5.06 years	$54	0.67 years	$464	1.20 years
Restricted stock	2,738	1.76 years	2,687	1.87 years	—	—
Total	$3,018	2.07 years	$2,741	1.85 years	$464	1.20 years

Note 15 - 401(k) Savings Plan

The Company has a 401(k) savings plan (the 401(k) plan). The 401(k) plan is a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code. All full-time employees of the Company are eligible to participate pursuant to the terms of the 401(k) plan. Contributions by the Company are discretionary, and the Company made no contributions during the three months ended March 31, 2021 and 2020 (unaudited), and the years ended December 31, 2020 and 2019.

Note 16 - Income Taxes
For the three months ended March 31, 2021, the Company reported a worldwide consolidated pretax loss of $6.6 million, which consisted of a pre-tax loss from U.S. operations of approximately $4.9 million and pre-tax loss from Japan operations of approximately $1.7 million. The pre-tax loss from Japan operations primarily consists of $1.5 million from Transphorm Aizu, Inc. with nominal pre-tax book loss from Transphorm Japan, Inc. and Transphorm Japan Epi, Inc.
For the year ended December 31, 2020, the Company reported a worldwide consolidated pretax loss of $17.9 million, which consisted of a pre-tax loss from U.S. operations of approximately $10.3 million and pre-tax loss from Japan operations of approximately $7.6 million. The pre-tax loss from Japan operations consists of $800 thousand from Transphorm Japan, Inc., a $6.8 million pre-tax loss from Transphorm Aizu, Inc. and $25 thousand pre-tax income from Transphorm Japan Epi, Inc.

For the year ended December 31, 2019, the Company reported a worldwide consolidated pre-tax loss of $15.3 million, which consisted of a pre-tax loss from U.S. operations of approximately $10.6 million and pre-tax loss from Japan operations of approximately $4.7 million. The pre-tax loss from Japan operations consists of $1.0 million from Transphorm Japan, Inc., a $3.7 million pre-tax loss from Transphorm Aizu, Inc. and $1 thousand pre-tax income from Transphorm Japan Epi, Inc.
There is no U.S. federal or foreign provision for income taxes because the Company has incurred operating losses since inception and is in a full valuation allowance position. For the three month ended March 31, 2021, and the years ended December 31, 2020 and 2019, the Company has recorded a state income tax provision of $1 thousand which represents minimum taxes. Deferred income taxes reflect the net tax effects of the net operating losses and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and deferred tax liabilities as of the dates presented as follows (in thousands):

		December 31,
	March 31, 2021	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$47,424	$46,346	$43,973
Tax credits	5,444	5,262	4,535
California capitalized research and development	72	80	343
Fixed assets	—	8	—
Others, net	581	593	602
Total deferred tax assets	53,521	52,289	49,453
Valuation allowance	(53,481)	(52,289)	(49,403)
Deferred tax asset, net of valuation allowance	40	—	50
Deferred tax liabilities:
Others, net	—	—	—
Fixed assets	(40)	—	(50)
Total deferred tax liabilities	(40)	—	(50)
Net deferred tax assets	$—	$—	$—
As of March 31, 2021, December 31, 2020, and December 31, 2019, the Company had no assurance that future taxable income would be sufficient to fully utilize the net operating loss carryforwards and other deferred tax assets in the future. Consequently, the Company determined that a valuation allowance of approximately $53.5 million, $52.2 million and $49.4 million as of March 31, 2021, December 31, 2020, and December 31, 2019, respectively, was needed to offset the deferred tax assets resulting mainly from the net operating loss carryforwards.
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

The Company follows the provisions of uncertain tax positions as addressed in ASC 740-10. The Company recognized no increase or decrease in the liability for unrecognized tax benefits for any period presented. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at March 31, 2021, December 31, 2020 and December 31, 2019.

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

As of March 31, 2021, the Company has federal net operating loss carryforwards of $250.0 million, of which $207.5 million will begin to expire in 2027 unless previously utilized, and the Company has state net operating loss carryforwards of $153.5 million which will begin to expire in 2028 unless previously utilized. The Company also has foreign net operating loss carryforwards of approximately $5.4 million which will begin to expire in 2024. The federal net operating loss generated for the fiscal year ended March 31, 2021 of $4.5 million, December 31, 2020 of $10.5 million, December 31, 2019 of $8.8 million, and December 31, 2018 of $18.5 million can be carried forward indefinitely. However, the federal deduction for net operating losses incurred in tax years beginning after January 1, 2021 is limited to 80% annual taxable income. Under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the suspension of net operating losses generated in years 2018, 2019, and 2020 are not subject to the 80% limitation. The state net operating loss generated for the fiscal year ended March 31, 2021 of $1.0 million, December 31, 2020 of $2.6 million, and December 31, 2019 of $2.3 million can be carried forward 20 years.

As of March 31, 2021, the Company has federal research and development credit carryforwards of $4.6 million, which will begin to expire in 2032 unless previously utilized, and the Company had California research and development credit carryforwards of $4.2 million, which do not expire.

Deferred tax assets have not been established for net operating and tax credit carryforwards that are deemed to have no value due to the Section 382 and 383 limitations discussed above and, therefore, are not reflected in the table of deferred tax assets presented above. Future ownership changes, if any, may further limit the Company’s ability to utilize its remaining net operating losses and tax credit carryforwards. The Company performed an analysis as of March 31, 2021 and it was determined that no further limitations on tax attributes were required.
Reconciliation between federal statutory tax rate and the effective tax rate is shown in the following table for the periods presented:

	Three Months Ended March 31, 2021	Year Ended December 31,
		2020	2019
Federal statutory income tax rate	21.00%	21.00%	21.00%
Research and development credit	2.73%	4.06%	4.76%
Nondeductible expense	(2.43)%	0.64%	(3.18)%
Loss in joint venture	(6.76)%	(11.70)%	(7.44)%
Foreign income tax rate difference	2.45%	4.10%	2.99%
Others, net	0.85%	(2.08)%	(0.75)%
Valuation allowance	(17.84)%	(16.02)%	(17.38)%
Effective tax rate	—%	—%	—%

On March 27, 2020, the CARES Act was signed into law. The CARES Act repealed the 80% taxable income limitation for the 2018–2020 taxable years and reinstated NOL carrybacks for the 2018–2020 taxable years. In addition, the CARES Act temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, a TCJA technical correction that classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactive as if it was included in the TCJA at the time of enactment. The Company does not anticipate a material impact to its December 31, 2019 financial statements due to the recent enactment.

On December 21, 2020, the Consolidated Appropriations Act (“CAA”) was signed into law. We do not expect any of the enactments of the CAA to have a material impact on the Company as of March 31, 2021.

Note 17 - Related Party Transactions
During the three months ended March 31, 2021, the Company entered into the following related party transactions:
•Recorded $406 thousand in cost of goods sold for services, recorded $144 thousand in research and development expense and incurred $9 thousand for employee and their benefits from the joint venture from AFSW;
•Sold $12 thousand of products to non-controlling stockholders of the Company and incurred $54 thousand of license maintenance fee from a non-controlling stockholder of the Company; and
•Recorded $357 thousand in license fee income, recorded $38 thousand of reimbursements in license maintenance fee, recorded $150 thousand in interest expense and sold $304 thousand of products to a stockholder and noteholder of the Company. See Note 3 - Nexperia Arrangement.
As of March 31, 2021, total due from related parties was $14.1 million, consisting of $13.5 million due from the AFSW joint venture, $5 thousand accounts receivable from non-controlling stockholders of the Company, and $503 thousand accounts receivable from a stockholder and noteholder of the Company. As of March 31, 2021, total accounts payable to related parties was $370 thousand to the AFSW joint venture and $11 thousand to Nexperia, and accrued royalty was $4 thousand to Furukawa.
During the three months ended March 31, 2020 (unaudited), the Company entered into the following related party transactions:
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

Note 18 - Subsequent Events
On May 18, 2021, the “Company entered into a series of agreements with Nexperia, as described below. These included two new agreements (a strategic cooperation agreement and an option agreement), as well as amendments to the Company’s existing loan and security agreement, development and license agreement, and supply agreement with Nexperia.
Strategic Cooperation Agreement
The strategic cooperation agreement serves as a framework agreement that describes the numerous agreements between the parties and provides Nexperia with information rights and inspection rights with respect to the Company’s business.

Option Agreement
The option agreement establishes the parameters pursuant to which Nexperia, in certain limited instances, is permitted to exercise an option (the “Option”) to acquire Transphorm Japan Epi, Inc. (“TJE”), a Japanese subsidiary of the Company through which the Company is engaged in the development, manufacturing and sales of gallium nitride (“GaN”) based epitaxial wafer products. In general, the Option is exercisable upon (1) certain acquisitions of securities or assets of the Company or its subsidiaries by a Competitor (as defined in the option agreement) that results in the Company, directly or indirectly, owning less than a majority of TJE, which acquisition is followed by any material breach (that is not cured within a specified time period) by the Company or a subsidiary of its obligations with respect to epiwafer supply to Nexperia under the Company’s amended and restated supply agreement (the “Supply Agreement”) with Nexperia, or (2) the unilateral termination by the Company of the Supply Agreement. The option agreement also establishes the material terms, including price and timing, for the exercise of the Option by Nexperia. The Option terminates (1) if the Option is not exercised by Nexperia prior to the date on which the option agreement terminates, or (2) on the first to occur of (a) the termination of the option agreement upon written agreement of the parties, (b) the mutual termination or expiration of the Supply Agreement, or (c) the first to occur of (i) two years following the date on which the Company notifies Nexperia of epiwafer qualification of a second source and (ii) April 1, 2028.
In connection with the option agreement, the Company has also amended and restated its existing intracompany license agreement with TJE to clarify Nexperia’s rights upon exercise of the Option.
Amendment to Loan and Security Agreement
Transphorm Technology, Inc. (“Borrower”) is party to that certain Loan and Security Agreement, dated as of April 4, 2018, between Borrower and Nexperia as lender (as amended, the “Loan Agreement”). The Company and Nexperia entered into Amendment No. 6 to the Loan Agreement, pursuant to which the Loan Agreement was amended to (1) extend the maturity date for the Tranche C Loans (as defined in the Loan Agreement) to the earlier of April 4, 2023 and the occurrence of specified change of control events, (2) add the Company as a guarantor of Borrower’s obligations under the Loan Agreement, and (3) convert the outstanding $2.0 million Tranche B-1 Loan (as defined in the Loan Agreement) into a Tranche C-1 Loan, which Tranche C-1 Loan has the same terms and conditions as the existing Tranche C Loans.
Amended and Restated Development and License Agreement
The Company entered into an amended and restated development and license agreement (the “DLA”) with Nexperia, pursuant to which the Company agreed to develop and transfer to Nexperia certain manufacturing process technologies to enable Nexperia to manufacture GaN-based products at Nexperia’s facilities. These technologies to be transferred included the Company’s Gen-3, Gen-4 (Tranche A), and Gen-5 (Tranche B) process technologies, but do not include the Company’s Epi Process Technology (as defined in the DLA). Nexperia also agreed to provide funding for the development of such technologies in return for limited exclusivities in automotive and other fields. Nexperia’s rights now include sale of products in the automotive field in Japan along with Transphorm’s rights for sale of products in the automotive field in Japan which remain in place. As per the original agreement, after April 2023, Nexperia’s exclusive rights for sale of products in the automotive field outside of Japan terminate. In addition, the parties have clarified the ability of Nexperia’s customers to use products developed by Nexperia through exercise of its rights under this agreement.
Amended and Restated Supply Agreement
The Company entered into the Supply Agreement with Nexperia, which sets forth the terms under which Nexperia may purchase epiwafers and processed wafers from the Company, and the Company may purchase processed wafers from Nexperia. The agreement specifies that Nexperia is the Company’s priority customer with respect to epiwafers manufactured by TJE and, accordingly, has preferred utilization of extra capacity, and further specifies procedures to address expansion of the Company’s epiwafer manufacturing capacity and Nexperia’s obligations with respect thereto. The term of the Supply Agreement was extended until December 31, 2025, with automatic one year renewals thereafter, and the Company may not terminate the Supply Agreement while the option agreement is in effect.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, management, including our chief executive officer and our chief financial officer, concluded that as of March 31, 2021, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that due to continuing material weaknesses in our internal control over financial reporting as described below, our internal control over financial reporting was not effective as of March 31, 2021.
During the year ended December 31, 2018, we identified two material weaknesses, one of which relates to the fact that certain members of our finance team and personnel are able to operate across a number of different functions and have user access that gives rise to segregation of duties risks in connection with our information technology infrastructure. The other material weakness relates to lack of review and evidence to support appropriate level of review and oversight procedures, including lack of team members with technical GAAP, accounting and financial reporting, and internal control skills. These material weaknesses have a significant impact on various activity level and financial reporting cycles which could give rise to the risk of material misstatement of the financial statements due to error, use of management estimates, and accuracy of data or information.

Although we have completed all of the corrective actions and procedures as contemplated herein to remediate the previously identified material weaknesses related to information technology general control as of March 31, 2021, the implemented controls need to operate for a period of time before they can be considered fully remediated. In connection with management’s evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021 and the related remediation, management has concluded that our internal control over financial reporting was not effective as of March 31, 2021.
This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.
Changes in Internal Control Over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The names of our directors and certain information about them as of June 15, 2021 is set forth below. There are no arrangements or understandings between any of our directors and any other person pursuant to which he or she is or was to be selected as a director.

Name	Age	Position	Class	Current Term Expires
Brittany Bagley (1)(2)	37	Director	I	2021
Julian Humphreys (1)(3)	58	Director	I	2021
David Kerko (1)(2)(3)	48	Director	III	2023
Katharina McFarland (2)	62	Director	I	2021
Umesh Mishra	63	Chief Technology Officer, Director	II	2022
Mario Rivas	66	Chief Executive Officer, Director	III	2023
Eiji Yatagawa	43	Director	II	2022
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

David Kerko has served as a member of our board of directors since February 2020 and as a member of the board of directors of Transphorm Technology since June 2015. Mr. Kerko has served as Head of North America Private Equity at Elliott Investment Management L.P. since February 2021. Mr. Kerko was a Member at KKR from 2010 to 2015, including serving as Co-head of KKR’s Technology Group from 2013 to 2015, and was an advisor to KKR from 2015 to 2020. Mr. Kerko joined KKR in 1998 and is a former member of the Technology industry team within KKR’s private equity platform. He was actively involved in KKR’s investments in Borden, Toys ‘R’ Us, The Analytic Sciences Corporation (“TASC”), NXP (formerly Philips Semiconductors), Savant Systems and Sonos. Prior to joining KKR, Mr. Kerko was with Gleacher NatWest Inc. where he was involved in a broad range of merger and acquisition transactions and financing work. Mr. Kerko has served as a director and member of the audit and compensation committees of Science Applications International Corporation (NYSE: SAIC) since January 2019, as a director of TE Connectivity Ltd. (NYSE: TEL) since March 2019, and as a director and member of the audit and compensation committees of Nebula Acquisition Corporation (Nasdaq: NEBU) since January 2018. Mr. Kerko is also currently a director of Savant Systems, LLC, a privately-held, smart home technology company and a director and chairman of the compensation committee of GlobalFoundries, a privately-held, semiconductor manufacturing company. Mr. Kerko was a director of Engility Holdings, Inc. from 2015 until its acquisition by SAIC in January 2019, and a director of TASC, a privately-held, engineering services company, from 2009 to 2015. He holds a B.S. from The Wharton School at the University of Pennsylvania and a B.S.E., summa cum laude, from the School of Engineering and Applied Science at the University of Pennsylvania.

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

Our Executive Officers

The names of our executive officers and certain information about them as of June 15, 2021 is set forth below. There are no arrangements or understandings between any of our executive officers and any other person pursuant to which he or she is or was to be selected as an officer.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that, during the transition period covered by this Report, all Section 16(a) filing requirements were satisfied on a timely basis.

Item 11.        Executive Compensation

Non-Employee Director Compensation

We have not established a policy to provide compensation to our non-employee directors for their services in such capacity. During the year ended December 31, 2020, we did not compensate our non-employee directors for being members of our board of directors. Directors who are employed by us are not compensated for their service on our board of directors.

The following table shows the total compensation earned or paid during the transition period ended March 31, 2021 to each of our non-employee directors who served on our board of directors during such transition period.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)(4)	Option Awards ($)(3)(4)	Total ($)
Brittany Bagley	$—	$—	$—	$—
Julian Humphreys	—	131,250	54,230	185,480
David Kerko	—	—	—	—
Katharina McFarland	—	131,250	90,507	221,757
Eiji Yatagawa	—	—	—	—
(1) Reflects the aggregate grant date fair value of the shares in accordance with FASB Accounting Standards Codification Topic 718. The aggregate grant date fair value was determined by multiplying the number of shares by $3.75, the weighted average price of our common stock on the OTCQB on February 23, 2021, the date of the grant.

(2) On February 23, 2021, we granted to each of Dr. Humphreys and Ms. McFarland, an award of 35,000 restricted stock units (“RSUs”) and a stock option to purchase 55,000 shares of our common stock as compensation for their services on our board of directors. One-fourth of the RSUs will vest on February 23, 2022, and the remaining shares will vest in equal quarterly installments over the following three years, subject to continued service as of each such vesting date. One-fourth of the shares subject to the option will vest on February 23, 2022, and the remaining shares will vest in equal quarterly installments over the following three years, subject to continued service as of each such vesting date.
(3) Reflects the aggregate grant date fair value of the options in accordance with FASB Accounting Standards Codification Topic 718.

(4) The following table presents the aggregate number of shares underlying unvested stock awards and outstanding options held by each of our non-employee directors as of March 31, 2021.

Name	Aggregate Number of Shares Underlying Unvested Stock Awards	Aggregate Number of Shares Underlying Outstanding Options
Brittany Bagley	—	—
Julian Humphreys	35,000	55,000
David Kerko	—	—
Katharina McFarland	35,000	55,000
Eiji Yatagawa	—	—

Executive Compensation

As an “emerging growth company” as defined in the JOBS Act and a smaller reporting company we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies and smaller reporting companies.

Summary Compensation Table

The following table presents information regarding the total compensation of our named executive officers, who consist of our principal executive officer and the next two most highly compensated individuals who were serving as our executive officers as of March 31, 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total
Mario Rivas Chief Executive Officer	2021 Transition Period	87,500	—	—	—	11,850	99,350
	2020	363,438	—	327,480	—	47,400	738,318
	2019	350,000	—	—	—	47,400	397,400

Umesh Mishra Chief Technology Officer	2021 Transition Period	45,000	—	—	—	—	45,000
	2020	170,769	—	498,240	—	—	669,009

Primit Parikh Chief Operating Officer & Co-Founder	2021 Transition Period	75,000	—	—	—	—	75,000
	2020	284,764	—	498,240	—	—	783,004
	2019	250,000	—	—	19,894	—	269,894
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

Outstanding Equity Awards at March 31, 2021

The following tables present, for each of our named executive officers, information regarding outstanding stock options and other equity awards held as of March 31, 2021.

		Option Awards
		Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date (2)
Name	Grant Date (1)	Exercisable	Unexercisable
Mario Rivas	11/30/2016 (3)	66,313	—	4.34	11/29/2026
	11/30/2016 (3)	292,192	—	4.34	11/29/2026

Umesh Mishra	06/06/2019 (4)	4,579	2,291	3.14	06/05/2029
	11/30/2016 (3)	127,238	—	4.34	11/29/2026
	11/30/2016 (3)	272,298	—	4.34	11/29/2026
	01/25/2012 (5)	24,867	—	12.43	01/24/2022

Primit Parikh	06/06/2019 (4)	4,579	2,291	3.14	06/05/2029
	11/30/2016 (3)	82,891	—	4.34	11/29/2026
	11/30/2016 (3)	207,228	—	4.34	11/29/2026
	01/25/2012 (5)	24,867	—	12.43	01/24/2022
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
(5) This option was granted pursuant to the Transphorm Technology 2007 Stock Plan and is fully vested and exercisable.

	Stock Awards
Name	Grant Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested (#)(3)
Mr. Rivas	08/27/2020	93,120	604,349
Dr. Mishra	08/27/2020	124,560	808,394
Dr. Parikh	08/27/2020	124,560	808,394
(1) Each outstanding award of restricted stock units was granted pursuant to our 2020 Equity Incentive Plan.

(2) Consists of unvested restricted stock units, which are scheduled to vest as follows: one-third on each of January 1, 2022, January 1, 2023 and July 1, 2023, in each case subject to continued service with us through the applicable vesting date.
(3) Values reported were determined by multiplying the number of unvested restricted stock units by $6.49, the closing price of our common stock on the OTCQB on March 31, 2021.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of March 31, 2021 about our equity compensation plans under which shares of our common stock are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(2)	3,478,522	4.82	1,560,503	(3)
Equity compensation plans not approved by security holders	—	—	—
Total	3,478,522		1,560,503

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

(3) This number represents shares of common stock reserved for future issuance under the 2020 Plan as of March 31, 2021. Subject to the adjustment provisions of the 2020 Plan, and the automatic increase described below, the maximum aggregate number of shares of our common stock that may be issued under the 2020 Plan is (i) 2,588,077 shares, plus (ii) any shares of our common stock subject to issued and outstanding awards under the 2007 Plan or 2015 Plan that were assumed by us and that, on or after February 12, 2020, expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by us for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by us due to failure to vest, with the maximum number of shares to be added to the 2020 Plan pursuant to this clause (ii) equal to 2,461,923 shares. The number of shares of common stock available for issuance under the 2020 Plan will automatically increase on the first day of each fiscal year beginning with our 2022 fiscal year and ending on (and including) our 2030 fiscal year, in an amount equal to the least of (i) 5,000,000 shares, (ii) five percent (5%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as the administrator of the 2020 Plan may determine.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of May 31, 2021, for:

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

Percentage of beneficial ownership is based on 40,564,921 shares of our common stock outstanding as of May 31, 2021. In computing the number of shares beneficially owned by a person or entity and the percentage ownership of that person or entity, we deemed to be outstanding all shares of our common stock as to which such person or entity has the right to acquire within 60 days of May 31, 2021, through the exercise of any option or other right. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity. Unless otherwise noted below, the address of each beneficial owner named below is c/o Transphorm, Inc., 75 Castilian Drive, Goleta, CA 93117.

Name of Beneficial Owner	Shares Beneficially Owned (#)	Percentage Beneficially Owned (%)
5% Stockholders:
KKR Phorm Investors L.P. (1)	21,175,980	52.20%
Nexperia B.V. (2)	4,000,000	9.86%
Columbia Seligman Communications and Information Fund (3)	3,000,000	7.40%
Yaskawa Electric Corporation (4)	3,041,657	6.98%

Named Executive Officers and Directors:
Mario Rivas (5)	371,005	*
Primit Parikh (6)	391,252	*
Brittany Bagley	—	*
Julian Humphreys	—	*
David Kerko	—	*
Katharina McFarland	—	*
Umesh Mishra (7)	516,664	1.26%
Eiji Yatagawa (8)	—	*
All directors and current executive officers as a group (9 persons) (9)	1,411,311	3.38%
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

(4) All such shares are issuable upon conversion of a convertible promissory note within 60 days of May 30, 2021. The principal business address of Yaskawa Electric Corporation is 2-1 Kurosakishiroishi, Yahatanishi-ku, Kitakyushu 806-0004, Japan.

(5) Consists of (i) 12,500 shares of common stock held by Mr. Rivas and (ii) 358,505 shares of common stock issuable pursuant to stock options that are exercisable within 60 days of May 30, 2021.

(6) Consists of (i) 69,396 shares of common stock held by Dr. Parikh and (ii) 321,856 shares of common stock issuable pursuant to stock options that are exercisable within 60 days of May 30, 2021.

(7) Consists of (i) 85,391 shares of common stock held by Dr. Mishra and (ii) 431,273 shares of common stock issuable pursuant to stock options that are exercisable within 60 days of May 30, 2021.

(8) Mr. Yatagawa is a member of our board of directors and serves as an executive of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. Mr. Yatagawa disclaims beneficial ownership of the shares held by KKR Phorm Investors L.P. The principal business address of Mr. Yatagawa is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.

(9) Includes 1,241,524 shares of common stock issuable pursuant to stock options that are exercisable within 60 days of May 30, 2021.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The following is a description of transactions since April 1, 2020 and each currently proposed transaction in which:

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

Indemnification Agreement
We are party to an indemnification agreement with KKR Phorm Investors L.P. (“Phorm”), pursuant to which we will indemnify Phorm and its affiliates (including their respective directors, officers, managers, controlling persons and employees) and the members of our board of directors designated by Phorm (each, a “Phorm Designee”) against liabilities arising in connection with, among other things, (i) Phorm’s acquisition and ownership of our common stock and involvement in the merger of Peninsula Acquisition Sub, Inc. with and into Transphorm Technology, (ii) Phorm and its affiliates’ provision of financial advisory, investment banking, syndication, monitoring and management consulting services to us and/or our subsidiaries (including in connection with any future offer or sale of securities of us or any of our subsidiaries), and (iii) any Phorm Designee’s service on our board of directors or the board of directors of any of our subsidiaries.

Stockholders Agreement

We are party to a stockholders agreement with Phorm (the “Phorm Stockholders Agreement”), pursuant to which we are required to take all necessary action for individuals designated by Phorm to be included in the slate of nominees recommended by the board of directors for election by our stockholders. Under the Phorm Stockholders Agreement, Phorm has the right to nominate (i) a majority of the board so long as it beneficially owns at least 40% of our then-outstanding shares of common stock, (ii) 33% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 20% but less than 40% of our then-outstanding shares of common stock, and (iii) 10% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 10% but less than 20% of our then-outstanding shares of common stock. The Phorm Stockholders Agreement also provides that so long as Phorm beneficially owns 20% or more of our then-outstanding shares of common stock, we will agree to take all necessary action to cause a Phorm Designee to serve as chair of the board of directors. The Phorm Stockholders Agreement also provides that Phorm may nominate at least one member of each committee that may be established by the board of directors. Phorm may assign these and other governance rights to certain transferees.

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

Registration Rights Agreement

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

Relationship with Nexperia

The descriptions set forth in Item 1 of this Report under “Business—Nexperia Cooperation Agreement” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Flows—Nexperia Loan and Security Agreement” are incorporated herein by reference.

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

The following table presents fees billed for professional audit services and other services rendered by Marcum LLP with respect to the transition period ended March 31, 2021 and each of the last two fiscal years.

	Three Month Transition Period Ended March 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Audit Fees (1)	$248,000	$459,380	$334,750
Audit-Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees	—	—	—
Total	$248,000	$459,380	$334,750

(1) Audit fees consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements and audit services provided in connection with other statutory and regulatory filings.

Part IV

Item 15.        Exhibit and Financial Statement Schedules
(a) The following documents are filed as part of, or incorporated by reference into, this Transition Report on Form 10-K:

1. Financial Statements: See Item 8 of this Transition Report on Form 10-K.

2. Financial Statement Schedules: All schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

(b) The following exhibits are filed as part of, or incorporated by reference into, this Transition Report on Form 10-K:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Report	Form	Exhibit No.	Filing Date	SEC File No.
1.1	Placement Agent Agreement between the Company and Loop Capital Markets LLC, dated December 22, 2020, including form of lock-up agreement		8-K	1.1	December 22, 2020	000-55832
2.1 ‡	Agreement and Plan of Merger and Reorganization, dated February 12, 2020, by and among the Registrant, Peninsula Acquisition Sub, Inc. and Transphorm Technology		8-K	2.1	February 14, 2020	000-55832
3.1	Certificate of Merger relating to the merger of Peninsula Acquisition Sub, Inc. with and into Transphorm Technology, filed with the Secretary of State of Delaware on February 12, 2020		8-K	3.1	February 14, 2020	000-55832
3.2	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of Delaware on February 12, 2020		8-K	3.2	February 14, 2020	000-55832
3.3	Amended and Restated Certificate of Incorporation of the Registrant		10-Q	3.1	August 11, 2020	000-55832
3.4	Amended and Restated Bylaws of the Registrant		8-K	3.1	June 3, 2020	000-55832
4.1.1 *	Form of Registration Rights Agreement, effective as of February 12, 2020		8-K	4.1	February 14, 2020	000-55832
4.1.2	Amendment to Registration Rights Agreement		10-Q	4.1.1	May 14, 2020	000-55832
4.2	Stockholders Agreement, dated February 12, 2020, by and between the Registrant and KKR Phorm Investors L.P.		8-K	4.2	February 14, 2020	000-55832
4.3*	Registration Rights Agreement, dated December 23, 2020, by and between the Registrant and the signatories thereto		8-K	4.1	December 30, 2020	000-55832
4.4	Specimen common stock certificate of the Registrant		10-K	4.4	March 11, 2021	000-55832
4.5	Description of Registrant’s securities		10-K	4.5	March 11, 2021	000-55832
10.1 *	Form of Subscription Agreement, dated December 23, 2020		8-K	10.1	December 30, 2020	000-55832
10.2	Form of Placement Agent Warrant, dated December 23, 2020		8-K	10.2	December 30, 2020	000-55832
10.3.1 #	2007 Stock Plan		8-K	10.3.1	February 14, 2020	000-55832
10.3.2 #	Form of Stock Option Agreement under 2007 Stock Plan		8-K	10.3.2	February 14, 2020	000-55832
10.4.1 #	2015 Equity Incentive Plan		8-K	10.4.1	February 14, 2020	000-55832
10.4.2 #	Form of Stock Option Agreement under 2015 Equity Incentive Plan		8-K	10.4.2	February 14, 2020	000-55832
10.5.1 #	2020 Equity Incentive Plan		8-K	10.5	February 14, 2020	000-55832

10.5.2 #	Form of Stock Option Agreement under 2020 Equity Incentive Plan		10-Q	10.5.2	May 14, 2020	000-55832
10.5.3 #	Form of Restricted Stock Unit Agreement under 2020 Equity Incentive Plan		10-Q	10.1	November 10, 2020	000-55832
10.6	Lock-Up Agreement, effective July 13, 2020, between the Registrant and KKR Phorm Investors L.P.		10-Q	10.3	August 11, 2020	000-55832
10.7 *	Form of Subscription Agreement, dated February 12, 2020		8-K	10.7	February 14, 2020	000-55832
10.8 #	Offer Letter, dated as of October 13, 2015, by and between Transphorm Technology and Mario Rivas		8-K	10.8	February 14, 2020	000-55832
10.9 #	Offer Letter, dated as of March 22, 2007, by and between Transphorm Technology and Primit Parikh		8-K	10.9	February 14, 2020	000-55832
10.10 #	Offer Letter, dated as of October 14, 2015, by and between Transphorm Technology and Cameron McAulay		8-K	10.10	February 14, 2020	000-55832
10.11.1 †	Award Contract, dated December 13, 2018, by and between Transphorm Technology and Naval Air Warfare Center Aircraft Division		8-K	10.11.1	February 14, 2020	000-55832
10.11.2 †	Amendment of Solicitation, dated February 14, 2019, by and between Transphorm Technology and Naval Air Warfare Center Aircraft Division		8-K	10.11.2	February 14, 2020	000-55832
10.11.3 †	Amendment of Solicitation, dated June 6, 2019, by and between Transphorm Technology and Naval Air Warfare Center Aircraft Division		8-K	10.11.3	February 14, 2020	000-55832
10.11.4	Amendment of Solicitation, dated September 12, 2019, by and between Transphorm Technology and Naval Air Warfare Center Aircraft Division		8-K	10.11.4	February 14, 2020	000-55832
10.11.5 †	Amendment of Solicitation, dated November 27, 2019, by and between Transphorm Technology and Naval Air Warfare Center Aircraft Division		8-K	10.11.5	February 14, 2020	000-55832
10.12.1 †	Joint Venture Agreement, dated as of May 23, 2017, by and among Aizu Fujitsu Semiconductor Limited, Fujitsu Semiconductor Limited, Transphorm Technology and Transphorm Aizu, Inc.		8-K	10.12.1	February 14, 2020	000-55832
10.12.2 †	First Amendment to the Joint Venture Agreement, dated as of September 1, 2018, by and between Aizu Fujitsu Semiconductor Limited, Fujitsu Semiconductor Limited, Transphorm Technology and Transphorm Aizu, Inc.		8-K	10.12.2	February 14, 2020	000-55832
10.13.1 †	Supply Agreement, dated April 4, 2018, between Transphorm Technology and Nexperia		8-K	10.13.1	February 14, 2020	000-55832
10.13.2	Amendment No. 1 to Supply Agreement, dated February 7, 2020, between Transphorm Technology and Nexperia		8-K	10.13.2	February 14, 2020	000-55832
10.13.3 †	Amended and Restated Supply Agreement, dated May 18, 2021, between the Registrant and Nexperia	X
10.14.1 †	Loan and Security Agreement, dated April 4, 2018, between Transphorm Technology and Nexperia		8-K	10.14.1	February 14, 2020	000-55832
10.14.2 †	Amendment No. 1 to Loan and Security Agreement, dated March 21, 2019, between Transphorm Technology and Nexperia		8-K	10.14.2	February 14, 2020	000-55832
10.14.3	Amendment No. 2 to Loan and Security Agreement, dated February 7, 2020, between Transphorm Technology and Nexperia		8-K	10.14.3	February 14, 2020	000-55832
10.14.4	Amendment No. 3 to Loan and Security Agreement, dated April 8, 2020, between Transphorm Technology and Nexperia		10-Q	10.14.4	May 14, 2020	000-55832
10.14.5	Amendment No. 4 to Loan and Security Agreement, dated April 28, 2020, between Transphorm Technology and Nexperia		10-Q	10.14.5	May 14, 2020	000-55832
10.14.6	Amendment No. 5 to Loan and Security Agreement, dated March 1, 2021, between Transphorm Technology and Nexperia	X

10.14.7	Amendment No. 6 to Loan and Security Agreement, dated May 18, 2021, between the Registrant, Transphorm Technology and Nexperia	X
10.15.1 †	Development and License Agreement, dated April 4, 2018, between Transphorm Technology and Nexperia		8-K	10.15.1	February 14, 2020	000-55832
10.15.2 †	Amendment No. 1 to Development and License Agreement, dated March 21, 2019, between Transphorm Technology and Nexperia		8-K	10.15.2	February 14, 2020	000-55832
10.15.3	Amendment No. 2 to Development and License Agreement, dated February 7, 2020, between Transphorm Technology and Nexperia		8-K	10.15.3	February 14, 2020	000-55832
10.15.4 †	Amended and Restated Development and License Agreement, dated May 18, 2021, between the Registrant, Transphorm Technology and Nexperia	X
10.16.1	Standard Industrial/Commercial Multi-Tenant Lease, dated June 23, 2010, by and between Transphorm Technology and Castilian LLC, for the premises located at 75 Castilian Drive, Goleta, CA 93117		8-K	10.16.1	February 14, 2020	000-55832
10.16.2	First Amendment to Lease, dated January 22, 2016, by and between Transphorm Technology and Castilian, LLC, for the premises located at 75 Castilian Drive, Goleta, CA 93117		8-K	10.16.2	February 14, 2020	000-55832
10.17.1	Standard Industrial/Commercial Multi-Tenant Lease, dated October 14, 2008, by and between Transphorm Technology and Frieslander Holdings, LLC and Nederlander Holdings, LLC, for the premises located at 111 Castilian Drive, Suite B, Goleta, CA 93117		8-K	10.17.1	February 14, 2020	000-55832
10.17.2	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated March 17, 2009, by and between Transphorm Technology and Frieslander Holdings, LLC and Nederlander Holdings, LLC, for the premises located at 111 Castilian Drive, Suite B, Goleta, CA 93117		8-K	10.17.2	February 14, 2020	000-55832
10.17.3	Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated August 1, 2011, by and between Transphorm Technology and Frieslander Holdings, LLC and Nederlander Holdings, LLC, for the premises located at 115 Castilian Drive, Suite B, Goleta, CA 93117, formerly known as 111 Castilian Drive, Suite B, Goleta, CA 93117		8-K	10.17.3	February 14, 2020	000-55832
10.17.4	Third Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated November 24, 2015, by and between Transphorm Technology and Frieslander Holdings, LLC and Nederlander Holdings, LLC, for the premises located at 115 Castilian Drive, Suite B, Goleta, CA 93117, formerly known as 111 Castilian Drive, Suite B, Goleta, CA 93117		8-K	10.17.4	February 14, 2020	000-55832
10.18	Form of Director and Officer Indemnification Agreement		8-K	10.18	February 14, 2020	000-55832
10.19	Form of Pre-Merger Indemnity Agreement		8-K	10.19	February 14, 2020	000-55832
10.20.1 *	Warrant to Purchase Shares of Series Preferred Stock, dated November 3, 2010, by and between Transphorm Technology and Leader Equity, LLC (“Leader Warrant”)		8-K	10.21.1	February 14, 2020	000-55832
10.20.2	Letter Amendment to Leader Warrant, dated May 21, 2015, by and between Transphorm Technology and Leader Ventures, LLC		8-K	10.21.2	February 14, 2020	000-55832
10.20.3	Amendment to Leader Warrant, dated February 4, 2020, by and between Transphorm Technology and Leader Ventures, LLC		8-K	10.21.3	February 14, 2020	000-55832
10.21.1	Plain English Warrant Agreement, dated November 3, 2010, by and between Transphorm Technology and TriplePoint Capital, LLC (“First TriplePoint Warrant”)		8-K	10.22.1	February 14, 2020	000-55832

10.21.2	Plain English Warrant Agreement, dated December 2, 2010, by and between Transphorm Technology and TriplePoint Capital, LLC (“Second TriplePoint Warrant”)		8-K	10.22.2	February 14, 2020	000-55832
10.21.3	Letter Amendment to First TriplePoint Warrant and Second TriplePoint Warrant, dated May 20, 2015, by and between Transphorm Technology and TriplePoint Capital LLC		8-K	10.22.3	February 14, 2020	000-55832
10.21.4	Amendment to First TriplePoint Warrant, dated February 10, 2020, by and between Transphorm Technology and TriplePoint Capital LLC		8-K	10.22.4	February 14, 2020	000-55832
10.21.5	Amendment to Second TriplePoint Warrant, dated February 10, 2020, by and between Transphorm Technology and TriplePoint Capital LLC		8-K	10.22.5	February 14, 2020	000-55832
10.22.1 *	Subordinated Convertible Promissory Note, dated October 4, 2017, by and between Transphorm Technology and Yaskawa		8-K	10.23.1	February 14, 2020	000-55832
10.22.2	Waiver, Consent and Amendment Agreement, dated March 16, 2018, by and between Transphorm Technology and Yaskawa		8-K	10.23.2	February 14, 2020	000-55832
10.22.3	Consent, Guaranty and Amendment Agreement, dated February 10, 2020, by and between Transphorm Technology and Yaskawa		8-K	10.23.3	February 14, 2020	000-55832
10.23.1 †	License Agreement dated September 1, 2007, by and between Transphorm Technology and The Regents of the University of California		8-K	10.24.1	February 14, 2020	000-55832
10.23.2 †	Eleventh Amendment to License Agreement dated October 29, 2019, by and between Transform Technology and the Regents of the University of California		8-K	10.24.2	February 14, 2020	000-55832
10.24.1 †	Intracompany License Agreement, dated Oct. 14, 2019, by and between Transphorm Japan and Transphorm Technology		8-K	10.25	February 14, 2020	000-55832
10.24.2 †	Amended and Restated License Agreement, dated May 18, 2021, between the Registrant, Transphorm Japan Epi and Nexperia	X
10.25 †	Strategic Cooperation Agreement, dated May 18, 2021, between the Registrant, Transphorm Technology, Transphorm Japan Epi and Nexperia	X
10.26 †	Option Agreement, dated May 18, 2021, between the Registrant, Transphorm Technology, Transphorm Japan Epi and Nexperia	X
10.27	Indemnification Agreement, dated February 12, 2020, by and between Registrant and KKR Phorm Investors L.P.		8-K	10.28	February 14, 2020	000-55832
21.1	List of Subsidiaries		S-1	21.1	January 20, 2021	333-252269
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included on the signature page hereto)	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
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

Transphorm, Inc.

Date:	June 23, 2021	By:	/s/ Mario Rivas
Mario Rivas
Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mario Rivas and Cameron McAulay and each of them, as his true and lawful attorney-in-fact and agent with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Transition Report on Form 10-KT and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mario Rivas	Chief Executive Officer and Director	June 23, 2021
Mario Rivas	(Principal Executive Officer)

/s/ Cameron McAulay	Chief Financial Officer	June 23, 2021
Cameron McAulay	(Principal Financial and Accounting Officer)

/s/ Brittany Bagley	Director	June 23, 2021
Brittany Bagley

/s/ Julian Humphreys	Director	June 23, 2021
Julian Humphreys

/s/ David Kerko	Director	June 23, 2021
David Kerko

/s/ Katharina McFarland	Director	June 23, 2021
Katharina McFarland

/s/ Umesh Mishra	Chief Technology Officer and Director	June 23, 2021
Umesh Mishra

/s/ Eiji Yatagawa	Director	June 23, 2021
Eiji Yatagawa