Form 10-Q
period 2021-06-30
Transphorm, Inc.
filed 2021-08-16
CIK 1715768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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

As of August 5, 2021, 40,663,020 shares of the registrant’s common stock were outstanding.

Transphorm, Inc.
FORM 10-Q

Glossary of Terms and Abbreviations
The following is a glossary of technical terms used in this Quarterly Report on Form 10-Q (this “Report”):

AC – alternating current
AEC-Q101 – Automotive Electronic Council’s electronic components stress qualification standard

AFSW – Aizu Fujitsu Semiconductor Wafer Solution Limited, our joint venture wafer fabrication facility located in Aizu Wakamatsu, Japan

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

Note Regarding Forward-Looking Statements
This Report, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. All statements other than statements of historical fact contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the implementation of our business model and strategic plans for our business, technologies and products;
•our ability to raise additional funds to continue to operate our business and satisfy our obligations under our agreements with our lenders;
•our costs in meeting our contractual obligations, including the cash flow impact of operating our joint venture wafer fabrication facility located in Aizu Wakamatsu, Japan, and our ability to maintain our contracts for their expected durations;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Transphorm, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share and per share data)

	June 30, 2021 (unaudited)	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$2,462	$9,500
Accounts receivable, net, including related parties	2,247	1,618
Inventory	2,924	2,223
Prepaid expenses and other current assets	2,160	953
Total current assets	9,793	14,294
Property and equipment, net	1,832	1,360
Goodwill	1,303	1,302
Intangible assets, net	839	914
Other assets	267	274
Total assets	$14,034	$18,144

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$3,744	$3,140
Deferred revenue	1,016	505
Development loan	8,000	10,000
Revolving credit facility, including accrued interest	166	10,150
Unfunded commitment to joint venture	1,339	1,866
Accrued payroll and benefits	1,582	1,410
Total current liabilities	15,847	27,071
Revolving credit facility	12,000	—
Promissory note	17,190	16,128
Total liabilities	45,037	43,199
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common stock, $0.0001 par value; 750,000,000 shares authorized as of June 30, 2021 and March 31, 2021, and 40,662,020 and 40,531,996 shares issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	4	4
Additional paid-in capital	145,332	144,201
Accumulated deficit	(175,455)	(168,403)
Accumulated other comprehensive loss	(884)	(857)
Total stockholders’ deficit	(31,003)	(25,055)
Total liabilities and stockholders’ deficit	$14,034	$18,144
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands except share and per share data)

	Three Months Ended June 30,
	2021	2020
Revenue, net, including related parties (Note 11)	$3,216	$6,329
Operating expenses:
Cost of goods sold	2,567	1,248
Research and development	1,823	1,594
Sales and marketing	687	528
General and administrative	2,743	2,058
Total operating expenses	7,820	5,428
Loss from operations	(4,604)	901
Interest expense	204	189
Loss in joint venture	1,490	1,856
Changes in fair value of promissory note	1,024	1,658
Other income, net	(270)	(532)
Loss before tax expense	(7,052)	(2,270)
Tax expense	—	—
Net loss	$(7,052)	$(2,270)
Net loss per share - basic and diluted	$(0.17)	$(0.06)
Weighted average common shares outstanding - basic and diluted	40,637,213	35,135,520
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended June 30,
	2021	2020
Net loss	$(7,052)	$(2,270)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(27)	(17)
Other comprehensive loss, net of tax	(27)	(17)
Comprehensive loss	$(7,079)	$(2,287)
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (unaudited)
(in thousands except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Deficit
	Number of Shares	Amount
Balance at April 1, 2020	35,135,520	$4	$127,683	$(148,102)	$(754)	$(21,169)
Stock-based compensation	—	—	104	—	—	104
Other comprehensive loss	—	—	—	—	(17)	(17)
Net loss	—	—	—	(2,270)	—	(2,270)
Balance at June 30, 2020	35,135,520	$4	$127,787	$(150,372)	$(771)	$(23,352)

Balance at April 1, 2021	40,531,996	$4	$144,201	$(168,403)	$(857)	$(25,055)
Stock options exercised	31,925	—	134	—	—	134
Vesting of restricted stock units	1,000	—	—	—	—	—
Issuance of common stock (Note 9)	97,099	—	500	—	—	500
Stock-based compensation	—	—	497	—	—	497
Other comprehensive loss	—	—	—	—	(27)	(27)
Net loss	—	—	—	(7,052)	—	(7,052)
Balance at June 30, 2021	40,662,020	$4	$145,332	$(175,455)	$(884)	$(31,003)
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,052)	$(2,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory write-off (reversal)	134	(7)
Depreciation and amortization	197	202
Licensing revenue from a related party	—	(5,000)
Stock-based compensation	497	104
Interest cost	54	189
Loss in joint venture	1,490	1,856
Changes in fair value of promissory note	1,024	1,658
Changes in operating assets and liabilities:
Accounts receivable	(629)	608
Inventory	(835)	(250)
Prepaid expenses and other current assets	(707)	(447)
Other assets	7	71
Accounts payable and accrued expenses	354	(540)
Deferred revenue	511	193
Accrued payroll and benefits	172	272
Net cash used in operating activities	(4,783)	(3,361)
Cash flows from investing activities:
Purchases of property and equipment	(346)	(22)
Investment in joint venture	(2,018)	(1,879)
Net cash used in investing activities	(2,364)	(1,901)
Cash flows from financing activities:
Proceeds from stock option exercise	134	—
Net cash provided by financing activities	134	—
Effect of foreign exchange rate changes on cash and cash equivalents	(25)	(4)
Net decrease in cash and cash equivalents	(7,038)	(5,266)
Cash and cash equivalents at beginning of period	9,500	14,648
Cash and cash equivalents at end of period	$2,462	$9,382

Supplemental disclosures of cash flow information:
Interest expense paid	$150	$—
Supplemental non-cash investing activity:
Equipment purchases	$250	$—
Supplemental non-cash financing activity:
Issuance of shares in connection with a service contract	$500	$—
Development loan reduction related to licensing revenue	$—	$5,000
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
In management’s opinion, the accompanying unaudited condensed consolidated financial statements of Transphorm reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended June 30, 2021, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) have been condensed or omitted. The aforementioned unaudited condensed consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the transition period from January 1, 2021 to March 31, 2021. The consolidated balance sheet as of March 31, 2021 is derived from those audited financial statements.
Change in Fiscal Year End
On April 20, 2021, we changed our fiscal year from the period beginning on January 1 and ending on December 31 to the period beginning on April 1 and ending on March 31 of each year, effective immediately. Accordingly, we filed a Transition Report on Form 10-K to include audited consolidated financial information for the transition period from January 1, 2021 through March 31, 2021.
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
In addition, pursuant to the Merger Agreement, (i) options to purchase 29,703,285 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger under Transphorm Technology’s 2007 Stock Plan (the “2007 Plan”) and 2015 Equity Incentive Plan (the “2015 Plan”) were assumed and converted into options to purchase 2,461,923 shares of our common stock, (ii) warrants to purchase 186,535 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed, amended and converted into warrants to purchase 15,461 shares of our common stock, and (iii) Transphorm Technology’s outstanding convertible promissory note was amended to be convertible at the option of the holder, into shares of our common stock at a conversion price of $5.12 per share, with 3,076,171 being the maximum number of shares of our common stock issuable upon conversion of the convertible promissory note. As of June 30, 2021, there was $15.0 million of principal and $561 thousand of accrued and unpaid interest outstanding on the convertible promissory note.
All per share and share amounts for all periods presented have been retroactively adjusted to reflect the effect of the Merger.
Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As included in the accompanying unaudited condensed consolidated financial statements, the Company has generated recurring losses from operations, sustained negative cash flows from operating activities, and has an accumulated deficit and has a working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.
Management plans to raise additional working capital to fund operations through the issuance of stock to investors, license of intellectual property and/or issuance of notes payable. The Company raised $19.7 million, $13.6 million and $1.0 million from the sales of common stock in February 2020, December 2020 and March 2021, respectively, as described in Note 9 - Stockholders’ Equity. However, there is no assurance that the Company will be successful in raising additional capital.
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
Use of Estimates
The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates and assumptions on historical experience, knowledge of current conditions, and its belief of what could occur in the future, given available information. Actual results could differ from those estimates, and such differences could be material to the consolidated financial statements. Estimates are used for, but not limited to, the determinations of fair value of stock awards and promissory notes, accrual of liabilities, revenue recognition, inventory reserve, and useful lives for property and equipment.
Cash and Cash Equivalents
The Company considers all highly-liquid investments with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist principally of bank deposits and money market funds. Other assets in the consolidated balance sheets as of June 30, 2021 and March 31, 2021 include restricted cash of $225 thousand and $75 thousand, respectively.
Foreign Currency Risk
The Company is exposed to foreign currency risk due to its operations in Japan (Yen). Assets and liabilities of the operations are re-measured into U.S. currency at exchange rates in effect at the balance sheet dates through the consolidated statements of comprehensive income. Gains or losses resulting from foreign currency transactions are re-measured using the rates on the dates on which those elements are recognized during the period and are included in other income or expense in the consolidated statements of operations. As of June 30, 2021 and March 31, 2021, the Company had foreign cash and cash equivalents of $134 thousand and $444 thousand, respectively, which represented 5.4 percent and 4.7 percent, respectively, of total cash and cash equivalents.

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
Accounts Receivable
Accounts receivable are analyzed and allowances for uncollectible accounts are recorded, as required. Provisions for uncollectible accounts, if any, are recorded as bad debt expense and included in general and administrative expenses in the accompanying consolidated statements of operations. The process for determining the appropriate level of allowances for doubtful accounts involves judgment, and the Company considers such factors as the age of the underlying receivables, historical and projected collection trends, the composition of outstanding receivables, current economic conditions and regulatory changes. An account is fully reserved when reasonable collection efforts have been unsuccessful and it is probable that the receivable will not be recovered. Provision for doubtful accounts amounted to $0 and $60 thousand for the three months ended June 30, 2021 and 2020, respectively.
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

Goodwill
Goodwill arose for the acquisition of a business in February 2014 based in Japan and was accounted for as the purchase of a business. Goodwill generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment at least annually in December unless certain events occur or circumstances change. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. We test for goodwill impairment annually or earlier if events or changes in circumstances indicate goodwill might possibly be impaired. Impairment exists when the carrying value of the goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess as a charge to operations in the unaudited condensed consolidated statements of operations. For the three months ended June 30, 2021 and 2020, no impairment charge was recorded related to goodwill.
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
If it is determined that the carrying values might not be recoverable based upon the existence of one or more indicators of impairment, the Company performs a test for recoverability using various methodologies, such as the income approach or cost approach, to determine the fair value of intangible assets depending upon the nature of the assets. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their respective fair values. For the three months ended June 30, 2021 and 2020, no impairment charges were recorded related to intangible assets.
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

As part of the multi-element commercial arrangement executed with Nexperia on April 4, 2018 (see Note 2 - Nexperia Arrangement), the Company agreed to grant Nexperia the perpetual exclusive right to use the Company’s existing Gen-3 manufacturing process technology. License fees are received upon satisfaction of contractual milestones and recognized upon delivery of the perpetual license or transferred technology without any remaining performance obligations. The Company recognized $0 and $5.0 million of licensing revenue for the three months ended June 30, 2021 and 2020, respectively.

In December 2020, we entered into a cooperation and development agreement with Yaskawa, pursuant to which Yaskawa agreed to provide $4.0 million over approximately three years to fund development activities related to industrial power conversion applications, with an initial focus on servo motor drive applications. Yaskawa provided $1.0 million of this $4.0 million commitment in December 2020. The Company evaluated and concluded that the deliverables are the same and nature of the services to be provided to Yaskawa will be consistent over the period of approximately three years. Accordingly, the Company recognized $334 thousand and $333 thousand as revenue for the three months ended June 30, 2021 and March 31, 2021, respectively. During the three months ended June 30, 2021 and 2020, we billed the commitment of $750 thousand and $0, respectively. Deferred revenue of $750 thousand and $0 is recorded as of June 30, 2021 and 2020, respectively.

Government contract revenues are principally generated under research and development contracts. Contract revenues are derived primarily from research contracts with agencies of the U.S. government. We believe credit risk related to accounts receivable arising from such contracts is minimal. These contracts may include cost-plus fixed fee and fixed price terms. All payments to us for work performed on contracts with agencies of the U.S. government are subject to adjustment upon audit by the Defense Contract Audit Agency. The Company received new government authorized rates for billing purposes which allowed for retroactive application since inception. The cumulative impact of this rate change as of June 30, 2021 was $423 thousand, of which $(83) thousand and $505 thousand were recorded in the three months ended March 31, 2021 and September 30, 2020, respectively. The Company will use the new approved rates on a go-forward basis.

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
Research and Development
The Company is a party to research grant contracts with the U.S. government for which the Company is reimbursed for specified costs incurred for its research projects. These projects include energy saving initiatives for which the U.S. government offers reimbursement funds. Such reimbursements are recorded as an offset to research and development expenses when the related qualified research and development expenses are incurred. Reimbursable costs are recognized in the same period the costs are incurred up to the limit of approved funding amounts on qualified expenses. Grant reimbursement of $26 thousand and $226 thousand was recorded as an offset to research and development expense for the three months ended June 30, 2021 and 2020, respectively.
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
Stock-based compensation expense recognized in the Company’s unaudited condensed consolidated financial statements is based on awards that are expected to vest. These expense amounts have been reduced by using an estimated forfeiture rate. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company evaluates the assumptions used to estimate forfeitures annually in connection with the recognition of stock-based compensation expense.
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
For the three months ended June 30, 2021, there were 3,543,866 shares, consisting of 2,462,414 stock options, 922,037 restricted stock units and 159,415 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive. For the three months ended June 30, 2020, there were 2,470,148 shares, consisting of 2,454,687 stock options and 15,461 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive.
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
Segment Reporting
The Company’s operations and its financial performance is evaluated on a consolidated basis by the chief operating decision maker. Accordingly, the Company considers all of its operations to be aggregated in one reportable operating segment. For the three months ended June 30, 2021, total revenue was $3.2 million, of which $2.7 million was from U.S. operations and $471 thousand was from Japan operations. For the three months ended June 30, 2020, total revenue was $6.3 million, of which $6.3 million was from U.S. operations and $21 thousand was from Japan operations.
Recently Issued Accounting Standards under Evaluation

Debt - In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. Amongst other provisions, the amendments in this ASU significantly change the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity such that fewer conversion features will require separate recognition, and fewer freestanding instruments, like warrants, will require liability treatment. Refer to our white paper, Accounting simplifications for convertible instruments and warrants, for additional information. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and the adoption is not expected to have a significant impact on the consolidated financial statements.
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

On May 18, 2021, in addition to Amendment No. 6 to the LSA, the Company entered into a series of agreements with Nexperia, as described below.
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

On June 30, 2021, Amendment No. 7 to the LSA was executed to extend the maturity of the Tranche B loans of $8 million to July 16, 2021.

On July 16, 2021, Nexperia agreed that the $8 million Tranche B Loan was satisfied in full in connection with the Company transferring its Gen-5 and 1200V technology developments to Nexperia, at which point the Company recognized $8 million as licensing revenue. See Note 12 - Subsequent Events.

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
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table summarizes the Company’s liabilities measured at fair value as of the dates presented, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
June 30, 2021
Promissory note	$—	$—	$17,190
March 31, 2021
Promissory note	$—	$—	$16,128

The following table includes the changes in fair value of the promissory note which are Level 3 on the fair value hierarchy (in thousands):

April 1, 2021	$16,128
Interest expense accrued	38
Increase in fair value	1,024
June 30, 2021	$17,190

January 1, 2021	$15,392
Interest expense accrued	37
Increase in fair value	699
March 31, 2021	$16,128

The Company recorded interest expense of $38 thousand and $37 thousand for the three months ended June 30, 2021 and 2020, respectively. Fair value of promissory note increased $1.0 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively.
There were no changes to our valuation techniques used to measure assets and liability fair values during the three months ended June 30, 2021 and 2020. The valuation techniques for the items in the table above are as follows:
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

The following table summarizes assumptions used for fair value of promissory note as of the dates presented:

	June 30, 2021	March 31, 2021
Stock price	$4.69	$3.75
Time	1.25 years	1.5 years
Risk-free rate	0.12%	0.12%
Volatility	43.7%	50.6%

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
Significant customers are those that represent 10% or more of revenue or accounts receivable and are set forth in the following table:

	Revenue for the Three Months Ended June 30,		Accounts Receivable As of
Revenue	2021	2020	June 30, 2021	March 31, 2021
Customer A	20.9%	86.4%	21.8%	31.1%
Customer B	31.5%	10.5%	38.6%	33.9%
Customer C	14.7%	*	13.7%	*
Customer D	10.4%	*	*	*
Customer E	*	*	*	10.0%
* Less than 10% of total
Customer A and Customer D are related parties and Customer B is a government agency. See Note 11 - Related Party Transactions.

Note 5 - Inventory
Inventory consists of the following as of the dates presented (in thousands):

	June 30, 2021	March 31, 2021
Raw materials	$788	$626
Work in process	1,153	1,054
Finished goods	983	543
Total	$2,924	$2,223
An inventory write-off (reversal) of $134 thousand and ($7) thousand was recorded for the three months ended June 30, 2021 and 2020, respectively.

Note 6 - Debts
Development Loans
On April 4, 2018, the Company entered into a Loan and Security Agreement (“LSA”) and Development and License Agreement (“DLA”) with Nexperia. The LSA provided for term loans in an aggregate principal amount of up to $15.0 million, which term loans were available in tranches (Tranche A, Tranche B and Tranche B-1) and subject to the satisfaction of specified conditions. The Tranche A Loan of $5.0 million initially was scheduled to mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2020. On April 8, 2020, the maturity of the Tranche A loan was extended to April 30, 2020 and, on April 28, 2020, the maturity of the Tranche A Loan was further extended to June 30, 2020. On June 29, 2020, the Tranche A Loan of $5.0 million was satisfied in full when the Company transferred its Gen-4 technology development to Nexperia. The Tranche B Loan of $8.0 million and Tranche B-1 Loan of $2.0 million mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2021, subject to extension as provided in the LSA. On March 1, 2021, the maturity of the Tranche B Loan of $8.0 million and Tranche B-1 Loan of $2.0 million was extended to June 30, 2021. On May 18, 2021, Tranche B-1 Loan of $2.0 million was converted into a Tranche C-1 Loan, which Tranche C-1 Loan has the same terms and conditions as the existing Tranche C Loan. On June 30, 2021, the maturity of the Tranche B Loan was extended to July 16, 2021. See Note 2 - Nexperia Arrangement.
As of June 30, 2021, and March 31, 2021, aggregate principal amount of term loans outstanding under the LSA were $8.0 million and $10.0 million, respectively.

On July 16, 2021, the Tranche B Loan of $8.0 million was satisfied in full when the Company transferred its Gen-5 and 1200V technology developments to Nexperia
Revolving Credit Facility
The LSA also provided a $10.0 million revolving loan (Tranche C Loan) that was scheduled to mature at the earlier of (i) April 3, 2021, and (ii) the date a Change of Control (as defined in the LSA) of the Company occurs. Interest payable by the Company accrues on the outstanding principal amount of the loans during such period at a rate of 6% per annum. The credit facility is secured against certain of our U.S. patents not relating to MOCVD or epiwafer technology. On March 1, 2021, the maturity of the Tranche C Loan of $10.0 million was extended to May 18, 2021. On May 18, 2021, the maturity of the Tranche C Loan was extended to the earlier of April 4, 2023 and the occurrence of specified change of control events, and $2.0 million Tranche B-1 Loan converted into a Tranche C-1 Loan (the “Tranche C Loans” together with the Tranche C Loan) with the same terms and conditions as the existing Tranche C Loan. See Note 2 - Nexperia Arrangement.
The Tranche C Loans are recorded based on principal in the amount of $12.0 million and accrued interest (6% interest per annum). The Company recorded interest expense of $166 thousand and $152 thousand for the three months ended June 30, 2021 and 2020, respectively. The Company paid interest expense of $150 thousand and $0 for the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and March 31, 2021, the total balance of the revolving credit facility was $12.2 million and $10.2 million, respectively.
Promissory Note
The Company’s stated value of promissory note obligation as of the dates presented consists of the following (in thousands):

	Interest Rate	Due Date	June 30, 2021	March 31, 2021
Yaskawa Note	1.00%	September 2022	$15,561	$15,523

Pursuant to ASC 825-10-15-4, the Company elected to apply the fair value option for the promissory note. As of the dates presented, the Company determined the fair value for the note, as compared to the face value, including accrued interest, as follows (in thousands):

	June 30, 2021	March 31, 2021
Yaskawa Note	$17,190	$16,128
Fair value of promissory note increased $1.0 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively.

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

In connection with its promissory note obligation, the Company recorded interest expense of $38 thousand and $37 thousand for the three months ended June 30, 2021 and 2020, respectively. In accordance with the terms of the promissory note, interest is added to the principal balance and is reflected in the carrying value on the consolidated balance sheet. As of June 30, 2021 and March 31, 2021, accrued interest on the promissory note was $561 thousand and $523 thousand, respectively.

In December 2020, we entered into a cooperation and development agreement with Yaskawa, pursuant to which Yaskawa agreed to provide $4.0 million over approximately three years to fund development activities related to industrial power conversion applications, with an initial focus on servo motor drive applications. Yaskawa provided $1.0 million of this $4.0 million commitment in December 2020. The Company evaluated and concluded that the deliverables are the same and nature of the services to be provided to Yaskawa will be consistent over the period of approximately three years. Accordingly, the Company recognized $334 thousand and $0 as revenue for the three months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, the scheduled maturity on the development loan, revolving credit facility and promissory note was as follows (in thousands):

2022	$8,166
2023	15,748
2024	12,000
Total	$35,914

Note 7 - Investment in Aizu Fujitsu Semiconductor Wafer Solution Limited (“AFSW”)
As of June 30, 2021, the Company was party to a joint venture agreement (the “JVA”), by and among Aizu Fujitsu Semiconductor Limited, Fujistu Semiconductor Limited (“FSL”), the Company and Transphorm Aizu, Inc. (“Transphorm Aizu”) for the ownership and operations of AFSW. As of June 30, 2021, the Company held a 49% interest in AFSW through Transphorm Aizu, the Company’s wholly-owned subsidiary established in Japan to manage the financial transactions around AFSW. AFSW manufactures semiconductor products exclusively for its owners under manufacturing agreements at prices estimated to cover the cost of production. AFSW was determined to be a variable interest entity (“VIE”) as the equity at risk was not believed to be sufficient. AFSW depends on its owners for any additional cash. The Company extended $2.0 million and $1.9 million to AFSW to fund AFSW’s operations for the three months ended June 30, 2021 and 2020, respectively. The Company’s known maximum exposure to loss approximated the carrying value of its investment balance, which included the financing. Potential future losses could be higher than the carrying amount of the Company’s investment, as we are liable, along with the other owner, for other future operating costs or obligations of AFSW. In addition, because Transphorm is currently committed to purchasing GaN wafers and production-related services from AFSW at pre-agreed pricing based upon the Company’s second generation products, the Company may be required to purchase products at a higher cost for its newer generation products. Unfunded commitment to AFSW was $1.3 million and $1.9 million as of June 30, 2021 and March 31, 2021, respectively.

On April 1, 2020, FSL exercised its put option under the JVA and notified us that FSL intended to exit the joint venture by selling its 51% interest in AFSW to us. On August 1, 2021, our joint venture company in Singapore, in which we hold a 25%, acquired all of the interests in AFSW. See Note 12 - Subsequent Events.
The Company’s investment activities in AFSW for the periods presented are summarized below (in thousands):

	For the Three Months Ended June 30, 2021	For the Three Months Ended March 31, 2021
Beginning balance	$(1,866)	(1,466)
Investment	2,018	968
Loss	(1,490)	(1,468)
Effect of exchange rate change	(1)	100
Ending balance	$(1,339)	$(1,866)

Summarized financial information of AFSW for the periods indicated, as provided by the controlling owner, are as follows (in thousands):

	As of
	June 30, 2021	March 31, 2021
Current assets	$1,693	$932
Long-term assets	$5,395	$5,330
Other current liabilities	$2,495	$2,200
Due to controlling owner	$24,299	$22,354
Due to Transphorm	$14,820	$13,179
Net deficit	$(34,526)	$(31,471)

	For the Three Months Ended June 30,
	2021	2020
Sales	$1,430	$538
Gross loss	$(2,399)	$(3,148)
Net loss	$(3,041)	$(3,789)

Note 8 - Commitments and Contingencies
Commitment with a Government Agency
In connection with a contract with a government agency, the Company entered into a commitment to acquire equipment and services from vendors totaling $7.4 million, all of which is reimbursable. The Company has made total purchases of $7.0 million cumulatively as of June 30, 2021, of which $7.0 million was reimbursed by the government agency as of June 30, 2021. During the three months ended June 30, 2021, the Company made purchases of $112 thousand and the remaining accounts payable to the vendors was $155 thousand as of June 30, 2021. For the three months ended March 31, 2021, the Company made purchases of $270 thousand, of which $124 thousand was in accounts payable as of March 31, 2021.
Operating Leases
The Company leases office and fabrication space in Goleta, California, and office space in Campbell, California and in Japan under noncancelable operating lease agreements. The terms of certain leases provide for escalating rental payments through the term of the lease. The Company recognizes rent expense on a straight-line basis over the lease term and accrues for rent expense incurred but not paid.

As of June 30, 2021, future minimum operating lease commitments were as follows (in thousands):

2022	$508
2023	322
2024	241
Thereafter	60
Total	$1,131
    The Company recorded rent expense, net of rental income, which includes common area maintenance fees in addition to the base rent, of $225 thousand and $195 thousand for the three months ended June 30, 2021 and 2020, respectively. Rental income from a noncancelable sublease was $0 and $45 thousand for the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there is no the future minimum rental payments to be received under the noncancelable sublease.

Contingencies
During the ordinary course of business, the Company may become a party to legal proceedings incidental to its business. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Legal cost is expensed as incurred. The Company is not aware of any material legal claims or assessments. Although the results of litigation and claims are inherently unpredictable, management believes there was not at least a reasonable possibility that the Company had incurred a material loss with respect to any loss contingencies as of June 30, 2021 and through the issuance of these financial statements.
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
Historically, the Company has not been required to make payments under these obligations, and no liabilities have been recorded for these obligations in the Company’s unaudited condensed consolidated financial statements.

Note 9 - Stockholders’ Deficit
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
In April 2021, the Company issued 97,099 shares of common stock as payment of $500 thousand for one year internet advertising contract with SRAX, Inc.
As of June 30, 2021, 750,000,000 shares of common stock are authorized, of which 40,662,020 shares of common stock were issued and outstanding and 5,000,000 shares of preferred stock are authorized, none of which were issued and outstanding. The Company’s Board of Directors has the ability to designate the rights, preferences and privileges for the preferred stock.
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
On March 31, 2021, we sold 250,000 shares of common stock in a private placement offering at a purchase price of $4.00 per share, with gross proceeds of $1.0 million (before deducting placement agent fees and other offering expenses, which were an aggregate of $50 thousand).

Common Stock
Common stockholders are entitled to dividends, as and when declared by the Company’s Board of Directors, subject to the priority dividend rights of the holders of other classes of stock. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
The Company has reserved shares of common stock for future issuance as of date presented as follows:

June 30, 2021
Equity incentive plans	7,032,699
Common stock warrants	159,415
Total	7,192,114

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
The following warrants to purchase common stock were outstanding as of June 30, 2021:

Number of Shares	Exercise Price	Expiration Date
6,046	$34.74	5 years after an initial public offering of the Company
3,369	$54.41	5 years after an initial public offering of the Company
150,000	$3.30	December 23, 2025
159,415

Note 10 - Stock Based Compensation
The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by Transphorm Technology’s board of directors on February 10, 2020 and Transphorm Technology’s stockholders on February 12, 2020, and became effective on the business day immediately prior to the closing of the Merger. Our stockholders approved the 2020 Plan on February 11, 2020. We assumed the 2020 Plan in connection with the Merger. The 2020 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to our employees and our parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, and performance shares to our employees, directors, and consultants and our parent and subsidiary corporations’ employees and consultants. As of June 30, 2021, there were 922,037 restricted stock units outstanding under the 2020 Plan, 2,462,414 stock options outstanding under the 2020 Plan, and 3,648,248 shares available for grant (which includes an automatic increase on April 1, 2021 of 2,026,599 shares) under the 2020 Plan.

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
Stock Options
The following table summarizes stock option activity and related information for the periods presented:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at April 1, 2021	2,543,125	$4.82	6.05	$—
Options granted	—	$—
Options exercised	(31,925)	$4.21
Options canceled	(48,786)	$6.85
Outstanding at June 30, 2021	2,462,414	$4.79	5.82	$720
Exercisable at June 30, 2021	2,224,780	$4.65	5.43	$690

Outstanding at April 1, 2020	2,458,091	$4.74	6.58	$—
Options granted	—	$—
Options exercised	—	$—
Options canceled	(3,404)	$3.51
Outstanding at June 30, 2020	2,454,687	$4.74	6.33	$—
Exercisable at June 30, 2020	2,251,243	$4.83	6.22	$—
(1) Intrinsic value represents the excess of the fair value on the last day of the period, which was $4.58 and $3.01 as of June 30, 2021 and 2020, respectively, over the exercise price, multiplied by the number of options.

Restricted Stock

Restricted Stock Awards
RSAs are grants of shares of our common stock that vest in accordance with terms and conditions established by the Company’s Board of Directors. Recipients of RSAs generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the RSA agreement provides otherwise. Shares of restricted stock that do not vest are subject to forfeiture. In September 2020, we granted 123,501 RSAs outside of our 2020 Plan, 98,450 of which were fully vested on the date of grant and the remainder of which vested in January 2021. In December 2020, we granted 12,000 RSAs outside of our 2020 Plan, all of which were fully vested on the date of grant. There were no RSAs outstanding as of March 31, 2021 and no RSA activities during the three months ended June 30, 2021.

Restricted Stock Units

RSUs are grants of shares of our common stock that vest in accordance with terms and conditions established by the administrator of the 2020 Plan. Subject to the provisions of the 2020 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria. We granted 816,180 RSUs during the three months ended September 30, 2020, 4,000 of which were fully vested on the date of grant. The remainder of the RSUs are scheduled to vest as follows: one third will vest on each of January 1, 2022, January 1, 2023 and July 1, 2023, in each case subject to the RSU holders’ continued status as a service provider to the Company through each vesting date. We granted 137,452 RSUs during the three months ended March 31, 2021, which are scheduled to vest in various periods, beginning immediately and ending on February 2025, in each case subject to the RSU holders’ continued status as a service provider to the Company through each vesting date.

The following table summarizes RSU activity and related information for the period presented:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at April 1, 2021	935,397	$3.96
Granted	—	$—
Vested	(1,000)	$3.75
Canceled	(12,360)	$4.00
Outstanding at June 30, 2021	922,037	$3.96

Stock-Based Compensation

The accompanying unaudited condensed consolidated statement of operations and comprehensive loss includes stock-based compensation expense for the periods presented as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
Cost of revenue	$27	$11
Research and development	127	40
Sales and marketing	36	5
General and administrative	307	48
Total	$497	$104
Unrecognized Stock-Based Compensation

Unrecognized stock-based compensation expense as of dates presented was as follows (in thousands):

	June 30, 2021		June 30, 2020
	Unrecognized Expense	Average Expected Recognition Period (in years)	Unrecognized Expense	Average Expected Recognition Period (in years)
Stock options	$256	3.26	$224	1.00
Restricted stock	2,176	1.59	—	—
Total	$2,432	1.77	$224	1.00

Note 11 - Related Party Transactions
During the three months ended June 30, 2021, the Company entered into the following related party transactions:
•Recorded $641 thousand in cost of goods sold for services, recorded $224 thousand in research and development expense and incurred $(16) thousand for employees and related benefits from the AFSW joint venture;
•Sold $18 thousand of products to non-controlling stockholders of the Company and incurred $50 thousand of license maintenance fee from a non-controlling stockholder of the Company;
•Recorded $334 thousand in revenue per a cooperation and development agreement with Yaskawa, and
•Recorded $476 thousand in license fee income, recorded $38 thousand of reimbursements in license maintenance fee, recorded $166 thousand in interest expense, and sold $197 thousand of products to a stockholder and noteholder of the Company. See Note 2 - Nexperia Arrangement.
As of June 30, 2021, total due from related parties was $16.8 million, consisting of $15.6 million due from the AFSW joint venture, $5 thousand accounts receivable from non-controlling stockholders of the Company, $750 thousand other receivable from Yaskawa, and $490 thousand accounts receivable from a stockholder and noteholder of the Company. As of June 30, 2021, total accounts payable to related parties was $763 thousand to the AFSW joint venture and $42 thousand to Nexperia, and deferred revenue to Yaskawa was $750 thousand.
During the three months ended June 30, 2020, the Company entered into the following related party transactions:
•Recorded $56 thousand in cost of goods sold for services, recorded research and development expense of $408 thousand, of which $231 thousand was reimbursable, and recorded $15 thousand in payroll related costs from the AFSW joint venture;
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

Note 12 - Subsequent Events

Development Loan
As part of the Collaboration Arrangement (Note 2 - Nexperia Arrangement) executed with Nexperia on April 4, 2018, the Company agreed to grant Nexperia the perpetual exclusive right to use the Company’s existing Gen-5 and 1200V manufacturing process technologies. License fees are received upon satisfaction of contractual milestones and recognized upon delivery of the perpetual license or transferred technology without any remaining performance obligations. On July 16, 2021, the $8.0 million Tranche B Loan was satisfied in full upon the Company’s transfer of its Gen-5 and 1200V technology developments to Nexperia.

Investment in AFSW
In December 2020, the Company entered into a joint venture agreement with JCP Capital Management, LLC (controlling party with 75% ownership) to create GaNovation, a joint venture company in Singapore, to engage in the business of distribution, development and supply of GaN products and, upon approval of the regulatory authorities in Japan, to purchase FSL’s and Transphorm’s interests in AFSW. Transphorm currently holds a 25% interest in GaNovation.
In July 2021, regulatory authorities in Japan approved GaNovation’s purchase of 100% of the interests in AFSW from Transphorm and FSL. Accordingly, on July 20, 2021, Transphorm Aizu entered into a Share Purchase Agreement (the “Purchase Agreement”) with GaNovation, pursuant to which GaNovation agreed to acquire Transphorm’s 49% interest in AFSW from Transphorm Aizu for 1 Japanese Yen. The closing of the Purchase Agreement occurred on August 1, 2021. Following the closing of the Purchase Agreement and other concurrent transactions between GaNovation and FSL, Transphorm, through GaNovation, holds a 25% interest in AFSW (down from the previous 49%). For at least one year following the closing, we have agreed to use our best efforts to maintain the operations of AFSW.

Stock Purchase
On August 13, 2021, the Company issued and sold (i) 1,000,000 shares of the Company’s common stock at a purchase price of $5.00 per share, and (ii) a warrant to purchase 209,000 shares of common stock, resulting in gross proceeds to the Company of $5.0 million. The warrant has an exercise price of $6.00 per share, provides for a cashless exercise feature, and is exercisable for a period of three years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements and the related notes thereto contained in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Since our inception we have devoted substantial resources to the research and development of GaN power devices and the protection and enhancement of our intellectual property and have incurred significant operating losses. Our net loss was $7.1 million and $2.3 million for the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, our accumulated deficit was $175.5 million. Substantially all of our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.
To date, our revenue has been significantly lower than our expenses. Our revenue was $3.2 million, of which $1.0 million was from related parties, and $6.3 million, of which $5.5 million was from related parties, for the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021 and 2020, Nexperia and the U.S. government each accounted for more than ten percent of our revenues.
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
In addition, (i) options to purchase 29,703,285 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger under Transphorm Technology’s 2007 Stock Plan and 2015 Equity Incentive Plan were assumed and converted into options to purchase 2,461,923 shares of our common stock, (ii) warrants to purchase 186,535 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed, amended and converted into warrants to purchase 15,461 shares of our common stock, and (iii) Transphorm Technology’s outstanding convertible promissory note was amended to be convertible, at the option of the holder, into shares of our common stock at a conversion price of $5.12 per share, with 3,076,171 being the maximum number of shares of our common stock issuable upon conversion of the convertible promissory note. As of June 30, 2021, there was $15.0 million of principal and $561 thousand of accrued and unpaid interest outstanding on the convertible promissory note.
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

Equity Loss in Joint Venture
Equity loss in joint venture consists of expenditures to cover the losses associated with our former 49% share ownership of AFSW. The potential magnitude of this loss may increase or decrease in the future based upon changes in our shareholding percentage in AFSW and the level of operating expenses incurred by AFSW.
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

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2021	2020	Amount	Percentage
Revenue, net	$3,216	$6,329	$(3,113)	(49.2)%
Operating expenses:
Cost of goods sold	2,567	1,248	1,319	105.7%
Research and development	1,823	1,594	229	14.4%
Sales and marketing	687	528	159	30.1%
General and administrative	2,743	2,058	685	33.3%
Total operating expenses	7,820	5,428	2,392	44.1%
Loss from operations	(4,604)	901	(5,505)	(611.0)%
Interest expense	204	189	15	7.9%
Loss in joint venture	1,490	1,856	(366)	(19.7)%
Changes in fair value of promissory note	1,024	1,658	(634)	(38.2)%
Other income, net	(270)	(532)	262	(49.2)%
Loss before tax expense	(7,052)	(2,270)	(4,782)	210.7%
Tax expense	—	—	—	—%
Net loss	$(7,052)	$(2,270)	$(4,782)	210.7%

Revenue decreased $3.1 million, or 49.2 percent, to $3.2 million for the three months ended June 30, 2021 from $6.3 million for the same period in 2020. The decrease is due primarily to a decrease of $4.6 million in licensing revenue from Nexperia during the three months ended June 30, 2021, offset by a (i) $826 thousand increase in production revenue across various segments, (ii) $334 thousand increase in revenue provided by Yaskawa per a cooperation and development agreement, and (iii) $352 thousand increase in revenue from our contract with the U.S. Navy.
Operating expenses increased $2.4 million, or 44.1 percent, to $7.8 million for the three months ended June 30, 2021 from $5.4 million for the same period in 2020, due primarily to a (i) $1.3 million increase in cost of goods sold, (ii) $685 thousand increase in general and administrative expense, (iii) $229 thousand increase in research and development expense, and (iv) $159 thousand increase in sales and marketing expense.

Cost of goods sold increased $1.3 million, or 105.7 percent, to $2.6 million for the three months ended June 30, 2021 compared with $1.2 million for the same period in 2020 due primarily to an increased commercial contract cost.
Research and development expense increased $229 thousand, or 14.4 percent, to $1.8 million for the three months ended June 30, 2021 from $1.6 million for the same period in 2020, due primarily to a $192 thousand increase in costs related to salaries and employee benefits.
Sales and marketing expense increased $159 thousand, or 30.1 percent, to $687 thousand for the three months ended June 30, 2021 from $528 thousand for the same period in 2020, due primarily to a $165 thousand increase in costs related to salaries and employee benefits.

General and administrative expense increased $685 thousand, or 33.3 percent, to $2.7 million for the three months ended June 30, 2021 from $2.1 million for the same period in 2020, due primarily to a (i) $322 thousand increase in costs related to salaries and employee benefits, (ii) $247 thousand increase in taxes and government cost and (iii) $118 thousand increase in consulting expense.
Interest expense of $204 thousand for the three months ended June 30, 2021 consists of $166 thousand for our revolving credit facility with Nexperia and $38 thousand for our note payable to Yaskawa. Interest expense of $189 thousand for the three months ended June 30, 2020 consists of $152 thousand for our revolving credit facility and $37 thousand for our note payable to Yaskawa.
Loss in joint venture was $1.5 million for the three months ended June 30, 2021 compared with $1.9 million for the same period in 2020.
Changes in fair value of promissory note were a $1.0 million loss and a $1.7 million income for the three months ended June 30, 2021 and 2020, respectively.
Other income, net of other expenses, decreased $262 thousand, or 49.2 percent, to $270 thousand for the three months ended June 30, 2021 from $532 thousand for the same period in 2020, due primarily to a $252 thousand decrease in subleasing a portion of our research and development facility.
Net loss increased $4.8 million, or 210.7 percent, to $7.1 million for the three months ended June 30, 2021 from $2.3 million for the same period in 2020. The increase was attributable primarily to (i) a $3.1 million decrease in revenue and (ii) a $2.4 million increase in operating expenses, offset by a $634 thousand decrease in positive change in fair value of promissory note.
Liquidity and Capital Resources
As of June 30, 2021, we had cash on hand of $2.5 million, other current assets of $7.3 million and current liabilities of $15.8 million, resulting in negative working capital of $6.1 million. As of June 30, 2021, the negative working capital included a development loan of $8.0 million.
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. As included in the accompanying unaudited condensed consolidated financial statements, we have generated recurring losses from operations and have an accumulated deficit and a working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of the unaudited condensed consolidated financial statements.
Future Funding Requirements
We plan to raise additional working capital to fund operations through the issuance of stock to investors, license of intellectual property and/or issuance of notes payable. In February 2020, we sold an aggregate of 5,380,000 shares of our common stock at a purchase price of $4.00 per share in a private placement. In December 2020, we sold an aggregate of 5,000,000 shares of our common stock at a purchase price of $3.00 per share in a private placement. In March 2021, we sold an aggregate of 250,000 shares of our common stock at a purchase price of $4.00 per share in a private placement. We believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans into the third quarter of calendar year 2021.
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
Our future capital requirements will depend on many factors including our revenue growth rate, billing frequency, the impact of the COVID-19 pandemic, the timing and extent of spending to support further sales and marketing and research and development efforts, whether Yaskawa will elect to convert its convertible promissory note into our common stock in lieu of repayment and our obligations in connection with AFSW. The future impact of the COVID-19 pandemic cannot be predicted with certainty and may make it more difficult or preclude us from raising additional capital, increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We will require additional equity or debt financing, which we may not be able to raise on terms acceptable to us or at all. If we are unable to raise additional capital when required, our business, results of operations and financial condition would be materially and adversely affected, or we may need to cease operations altogether.
Cash Flows
As of June 30, 2021, our cash and cash equivalents were $2.5 million. The following table shows a summary of our cash flows for the periods presented (in thousands):

	Three Months Ended June 30,		Change
	2021	2020
Net cash (used in) provided by:
Operating activities	$(4,783)	$(3,361)	$(1,422)
Investing activities	(2,364)	(1,901)	(463)
Financing activities	134	—	134
Decrease in cash and cash equivalents excluding effect of foreign exchange rate changes	$(7,013)	$(5,262)	$(1,751)
Operating Activities

Net cash used in operating activities was $4.8 million and $3.4 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $1.4 million was attributable primarily to a $4.8 million increase in net loss and a $1.2 million decrease in accounts receivable, offset by a $5.0 million decrease in non-cash licensing revenue from a related party and a $0.9 million increase in accounts payable and accrued expenses.
Investing Activities
Net cash used in investing activities was $2.4 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $463 thousand was attributable primarily to a $324 thousand increase in purchases of property and equipment and a $139 thousand increase in investment in joint venture.

Financing Activities
Net cash provided by financing activities was $134 thousand and $0 for the three months ended June 30, 2021 and 2020, respectively. Net cash provided by financing activities during the three months ended June 30, 2021 relates to net proceeds of $134 thousand from stock options exercised.
Nexperia Loan and Security Agreement
On April 4, 2018, we entered into the LSA with Nexperia. The LSA provides for term loans in an aggregate principal amount of up to $15.0 million, which term loans are available in tranches (Tranche A, Tranche B and Tranche B-1) and subject to the satisfaction of specified conditions. As of June 30, 2021 and March 31, 2021, aggregate principal amount of term loans of $8.0 million and $10.0 million, respectively, were outstanding under the LSA. The LSA also provides for a $10.0 million Tranche C Loan commitment, which Tranche C Loans may be borrowed, repaid and reborrowed subject to the terms and conditions of the LSA. As of June 30, 2021 and March 31, 2021, aggregate principal amounts of Tranche C Loans of $12.0 million and $10.0 million, respectively, were outstanding under the LSA. The proceeds of the loans under the LSA may be used as set forth therein for development work related to the DLA, the repayment of specified debt and for general corporate purposes.
The Tranche A Loan was scheduled to mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2020, which was subsequently extended to June 30, 2020. In June 2020, the $5.0 million Tranche A Loan was satisfied in full upon transfer of our Gen-4 technology development to Nexperia, at which point we recognized $5.0 million as licensing revenue. The Tranche B Loan and Tranche B-1 Loan were scheduled to mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2021, which was subsequently extended to July 16, 2021. On May 18, 2021, the Tranche B-1 Loan was converted into a Tranche C-1 Loan, which Tranche C-1 Loan has the same terms and conditions as the existing Tranche C Loan. The Tranche C commitments terminate, and the Tranche C and C-1 Loans mature, on the earlier of April 4, 2023 and the occurrence of specified change of control events. On July 16, 2021, the $8.0 million Tranche B Loan was satisfied in full upon transfer of our Gen-4 and 1200V technology development to Nexperia, at which point we recognized $8.0 million as licensing revenue.
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

Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations as of June 30, 2021 (in thousands):

	Payments Due by Period
	Less Than One Year	One To Three Years	Three to Five Years	More Than Five Years	Total
Operating lease obligation	$508	$563	$60	$—	$1,131
Development loan	8,166	—	—	—	8,166
Revolving credit facility	—	12,000	—	—	12,000
Promissory note (1)	—	15,748	—	—	15,748
Total	$8,674	$28,311	$60	$—	$37,045
(1) Consists of aggregate principal amount of $15.0 million of the convertible promissory note issued to Yaskawa.
Off-Balance Sheet Transactions
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and the related notes thereto were prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”). The preparation of these condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operation, and cash flows will be affected.
There have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2021 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Transition Report on Form10-K for the transition period from January 1, 2021 to March 31, 2021.
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

Item 4. Controls and Procedures.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, management, including our chief executive officer and our chief financial officer, concluded that as of June 30, 2021, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting.

As disclosed in our Transition Report for the transition period from January 1, 2021 to March 31, 2021, during the year ended December 31, 2018, we identified two material weaknesses, one of which relates to the fact that certain members of our finance team and personnel are able to operate across a number of different functions and have user access that gives rise to segregation of duties risks in connection with our information technology infrastructure. The other material weakness relates to lack of review and evidence to support appropriate level of review and oversight procedures, including lack of team members with technical GAAP, accounting and financial reporting, and internal control skills. These material weaknesses have a significant impact on various activity level and financial reporting cycles which could give rise to the risk of material misstatement of the financial statements due to error, use of management estimates, and accuracy of data or information.

Although we have completed all of the corrective actions and procedures as contemplated herein to remediate the previously identified material weaknesses related to information technology general control as of March 31, 2021, the implemented controls need to operate for a period of time before they can be considered fully remediated.
Changes in Internal Control Over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
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

Item 1A. Risk Factors.
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
Since our inception in 2007, we have generated minimal revenue and substantial net losses as we have devoted our resources to the development of our technology, and our business model has not been proven. As of June 30, 2021, we had an accumulated deficit of $175.5 million. For the three months ended June 30, 2021 and 2020, our net loss was $7.1 million and $2.3 million, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in our infrastructure and research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses or obtain additional contracts from the federal government. Our revenue growth may be slower than anticipated or our revenue may decline for a number of other reasons, including slower growth of, or reduced demand for, GaN power management solutions, increased competition, or any failure to capitalize on growth opportunities. If we are unable to generate sufficient revenue, we may never become profitable or be able to maintain any future profitability. If this were to occur, our stockholders could lose all or part of their investment.
Our ability to continue as a going concern will depend on us being able to raise significant additional capital to fund our operations, which may be unavailable on attractive terms, if at all, and could dilute your investment.
Our recurring operating losses and our current operating plans raise substantial doubt about our ability to continue as a going concern for the next twelve months. Our independent registered public accounting firm issued their audit report on the transition period of three months ended March 31, 2021, and the years ended December 31, 2020 and 2019, which included an explanatory paragraph as to our ability to continue as a going concern. While we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans into the third quarter of calendar year 2021, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate.

For example, we are party to a joint venture agreement with a third party for the ownership and operations of AFSW, a wafer fabrication facility located in Aizu Wakamatsu, Japan. We currently hold a 25% interest in

AFSW. For as long as we have had an ownership interest in AFSW, it has operated at a loss. Our share of the operating losses incurred by AFSW over the 12-month periods ended June 30, 2021 and 2020 were approximately $6.5 million and $4.8 million, respectively. We have agreed to use our best efforts to maintain and continue the operations of AFSW until at least August 1, 2022, which will continue to negatively affect our cash flow. In addition, the ongoing COVID-19 pandemic may negatively impact or slow down any efforts by us to secure additional business for AFSW.
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

We are also party to a loan and security agreement (the “LSA”) with Nexperia B.V. (“Nexperia”), pursuant to which we have outstanding a $12.0 million revolving loan which bears 6% annual interest and matures on the earlier of April 4, 2023 and the occurrence of specified change of control events.

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
There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. Some of our suppliers of certain materials used in the production of our products are located in areas impacted by the COVID-19 pandemic, which could limit our ability to obtain sufficient materials for our products. Furthermore, the pandemic may negatively impact our ability to secure additional business for AFSW. The pandemic has and will continue to adversely affect global economies and financial markets, resulting in an economic downturn that could affect demand for our products and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. Any of the foregoing could significantly harm our business, and we cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business.
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
We are a development stage company with 104 employees as of June 30, 2021 and are subject to the strains of ongoing development and growth, which has placed significant demands on our management and our operational and financial infrastructure. To manage any growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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
We have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In connection with the audit of our consolidated financial statements for the year ended December 31, 2018, we identified certain deficiencies relating to our internal control over financial reporting that constitute material weaknesses under standards established by the PCAOB. As of March 31, 2021, those material weaknesses continued to exist. Accordingly, we were not able to assert that our internal control over financial reporting was effective as of March 31, 2021. As of June 30, 2021, there was no change in our internal control over financial reporting. The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. We identified a material weakness related to the fact that certain members of our finance team and personnel are able to operate across a number of different functions and have user access that gives rise to segregation of duties risks in connection with our information technology infrastructure. Access to systems has subsequently been restricted and access is being managed by independent personnel. Users, roles and permission to systems are reviewed and verified for completeness of data. The other material weakness relates to a lack of evidence to support review work and oversight procedures. Formal review processes and meetings are being introduced in addition to the creation of a specific role in the finance team to review documentation and prepare evidence of such review. These material weaknesses have a pervasive impact on various activity level and financial reporting cycles. We will need to take additional measures to fully remediate these deficiencies. The measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issue identified, (2) ensure that our internal controls are effective, or (3) ensure that the identified material weaknesses or other material weaknesses will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in SEC rules and forms will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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
As of June 30, 2021, KKR Phorm Investors L.P. (“Phorm”) beneficially owned approximately 52.1% of our outstanding common stock. As a result, we may be a controlled company within the meaning of the Nasdaq or NYSE corporate governance standards, if we eventually list on the applicable exchange. Under Nasdaq rules, for example, a controlled company may elect not to comply with certain corporate governance requirements of the Nasdaq, including the requirements that:

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
As of June 30, 2021, Phorm, our largest stockholder, beneficially owned approximately 52.1% of our common stock, and our executive officers and directors, together with holders of ten percent or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 55.6% of our common stock. As a result, these stockholders, acting together, or Phorm individually, have the ability to significantly impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together or Phorm individually, have the ability to significantly impact the management and affairs of our company. Under the Phorm Stockholders Agreement, Phorm has the right to nominate (i) a majority of the board so long as it beneficially owns at least 40% of our then-outstanding shares of common stock, (ii) 33% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 20% but less than 40% of our then-outstanding shares of common stock, and (iii) 10% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 10% but less than 20% of our then-outstanding shares of common stock. Further, pursuant to the Phorm Stockholders Agreement, so long as Phorm beneficially owns 20% or more of the outstanding shares of our common stock, we will take all necessary action to cause a director nominated by Phorm to serve as chair of our board of directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On April 21, 2021, we issued 97,099 shares of common stock to SRAX, Inc. in lieu of paying $500,000 for services to be rendered under an internet advertising contract. This issuance was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering. The recipient acquired the securities for investment only and not with a present view toward, or for resale in connection with, the public sale or distribution thereof. The recipient had adequate access to information about us, and the issuance of the securities was made without any general solicitation or advertising.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable

Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Report	Form	Exhibit No.	Filing Date	SEC File No.
10.1	Amendment No. 7 to Loan and Security Agreement, dated June 30, 2021, between the Registrant, Transphorm Technology and Nexperia	X
10.2†	Amended and Restated Supply Agreement, dated May 18, 2021, between the Registrant and Nexperia		10-K	10.13.3	June 23, 2021	000-55832
10.3†	Amended and Restated Development and License Agreement, dated May 18, 2021, between the Registrant, Transphorm Technology and Nexperia		10-K	10.15.4	June 23, 2021	000-55832
10.4†	Amended and Restated License Agreement, dated May 18, 2021, between the Registrant, Transphorm Japan Epi and Nexperia		10-K	10.24.2	June 23, 2021	000-55832
10.5†	Strategic Cooperation Agreement, dated May 18, 2021, between the Registrant, Transphorm Technology, Transphorm Japan Epi and Nexperia		10-K	10.25	June 23, 2021	000-55832
10.6†	Option Agreement, dated May 18, 2021, between the Registrant, Transphorm Technology, Transphorm Japan Epi and Nexperia		10-K	10.26	June 23, 2021	000-55832
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
† Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transphorm, Inc.

Date:	August 16, 2021	By:	/s/ Mario Rivas
Mario Rivas
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Cameron McAulay
Cameron McAulay
Chief Financial Officer
(Principal Financial and Accounting Officer)