Form 10-Q
period 2021-09-30
Transphorm, Inc.
filed 2021-11-15
CIK 1715768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 5, 2021, 49,393,770 shares of the registrant’s common stock were outstanding.

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
•The Company may need to raise capital to finance its losses and negative cash flows from operations from the date of this filing and may continue to be dependent on additional capital raises, which may be unavailable on attractive terms, if at all, and could dilute your investment.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Transphorm, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share and per share data)

	September 30, 2021 (unaudited)	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,988	$9,500
Restricted cash	500	—
Accounts receivable, net, including related parties	1,585	1,618
Inventory	4,774	2,223
Prepaid expenses and other current assets	1,329	953
Total current assets	10,176	14,294
Property and equipment, net	1,761	1,360
Goodwill	1,286	1,302
Intangible assets, net	765	914
Investment in joint venture	89	—
Other assets	259	274
Total assets	$14,336	$18,144

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$4,047	$3,140
Deferred revenue	607	505
Development loan	—	10,000
Revolving credit facility, including accrued interest	184	10,150
Unfunded commitment to joint venture	—	1,866
Accrued payroll and benefits	1,447	1,410
Promissory note	15,597	—
Total current liabilities	21,882	27,071
Revolving credit facility	12,000	—
Promissory note	—	16,128
Total liabilities	33,882	43,199
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common stock, $0.0001 par value; 750,000,000 shares authorized as of September 30, 2021 and March 31, 2021, and 41,664,020 and 40,531,996 shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	4	4
Additional paid-in capital	150,843	144,201
Accumulated deficit	(169,475)	(168,403)
Accumulated other comprehensive loss	(918)	(857)
Total stockholders’ deficit	(19,546)	(25,055)
Total liabilities and stockholders’ deficit	$14,336	$18,144
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenue, net, including related parties (Note 11)	$11,303	$1,929	$14,519	$8,258
Operating expenses:
Cost of goods sold	2,239	2,043	4,806	3,291
Research and development	1,591	1,071	3,414	2,665
Sales and marketing	825	547	1,512	1,075
General and administrative	2,714	2,688	5,457	4,746
Total operating expenses	7,369	6,349	15,189	11,777
Income (loss) from operations	3,934	(4,420)	(670)	(3,519)
Interest expense	220	191	424	380
Loss in joint venture	1,092	1,943	2,582	3,799
Changes in fair value of promissory note	(1,629)	709	(605)	2,367
Other income, net	(1,729)	(523)	(1,999)	(1,055)
Income (loss) before tax expense	5,980	(6,740)	(1,072)	(9,010)
Tax expense	—	—	—	—
Net income (loss)	$5,980	$(6,740)	$(1,072)	$(9,010)
Net income (loss) per share - basic	$0.15	$(0.19)	$(0.03)	$(0.25)
Net income (loss) per share - diluted	$0.14	$(0.19)	$(0.03)	$(0.25)
Weighted average common shares outstanding - basic	41,196,139	35,156,918	40,918,203	35,146,277
Weighted average common shares outstanding - diluted	41,847,103	35,156,918	40,918,203	35,146,277
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$5,980	$(6,740)	$(1,072)	$(9,010)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(34)	6	(61)	(11)
Other comprehensive (loss) income, net of tax	(34)	6	(61)	(11)
Comprehensive income (loss)	$5,946	$(6,734)	$(1,133)	$(9,021)
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (unaudited)
For the Three Months Ended September 30, 2020 and 2021
(in thousands except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Deficit
	Number of Shares	Amount
Balance at July 1, 2020	35,135,520	$4	$127,787	$(150,372)	$(771)	$(23,352)
Stock options exercised	3,475	—	14	—	—	14
Restricted stock awards issued	123,501	—	—	—	—	—
Vesting of restricted stock units	4,000	—	—	—	—	—
Stock-based compensation	—	—	584	—	—	584
Other comprehensive income	—	—	—	—	6	6
Net loss	—	—	—	(6,740)	—	(6,740)
Balance at September 30, 2020	35,266,496	$4	$128,385	$(157,112)	$(765)	$(29,488)

Balance at July 1, 2021	40,662,020	$4	$145,332	$(175,455)	$(884)	$(31,003)
Vesting of restricted stock units	2,000	—	—	—	—	—
Issuance of common stock (Note 9)	1,000,000	—	5,000	—	—	5,000
Stock-based compensation	—	—	511	—	—	511
Other comprehensive loss	—	—	—	—	(34)	(34)
Net income	—	—	—	5,980	—	5,980
Balance at September 30, 2021	41,664,020	$4	$150,843	$(169,475)	$(918)	$(19,546)
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (unaudited)
For the Six Months Ended September 30, 2020 and 2021
(in thousands except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Deficit
	Number of Shares	Amount
Balance at April 1, 2020	35,135,520	$4	$127,683	$(148,102)	$(754)	$(21,169)
Stock options exercised	3,475	—	14	—	—	14
Restricted stock awards issued	123,501	—	—	—	—	—
Vesting of restricted stock units	4,000	—	—	—	—	—
Stock-based compensation	—	—	688	—	—	688
Other comprehensive loss	—	—	—	—	(11)	(11)
Net loss	—	—	—	(9,010)	—	(9,010)
Balance at September 30, 2020	35,266,496	$4	$128,385	$(157,112)	$(765)	$(29,488)

Balance at April 1, 2021	40,531,996	$4	$144,201	$(168,403)	$(857)	$(25,055)
Stock options exercised	31,925	—	134	—	—	134
Vesting of restricted stock units	3,000	—	—	—	—	—
Issuance of common stock (Note 9)	1,097,099	—	5,500	—	—	5,500
Stock-based compensation	—	—	1,008	—	—	1,008
Other comprehensive loss	—	—	—	—	(61)	(61)
Net loss	—	—	—	(1,072)	—	(1,072)
Balance at September 30, 2021	41,664,020	$4	$150,843	$(169,475)	$(918)	$(19,546)
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,072)	$(9,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory write-off	194	105
Depreciation and amortization	405	396
Provision for doubtful accounts	—	146
Licensing revenue from a related party	(8,000)	(5,000)
Stock-based compensation	1,008	688
Interest cost	108	(382)
Loss in joint venture	1,127	3,799
Changes in fair value of promissory note	(605)	2,367
Changes in operating assets and liabilities:
Accounts receivable	33	106
Inventory	(2,745)	(392)
Prepaid expenses and other current assets	124	(362)
Other assets	15	87
Accounts payable and accrued expenses	657	483
Deferred revenue	102	178
Accrued payroll and benefits	37	249
Net cash used in operating activities	(8,612)	(6,542)
Cash flows from investing activities:
Purchases of property and equipment	(409)	(46)
Investment in joint venture	(3,081)	(3,779)
Net cash used in investing activities	(3,490)	(3,825)
Cash flows from financing activities:
Proceeds from stock option exercise	134	14
Proceeds from issuance of common stock	5,000	—
Net cash provided by financing activities	5,134	14
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(44)	74
Net decrease in cash, cash equivalents and restricted cash	(7,012)	(10,279)
Cash, cash equivalents and restricted cash at beginning of period	9,500	14,648
Cash, cash equivalents and restricted cash at end of period	$2,488	$4,369

Supplemental disclosures of cash flow information:
Interest expense paid	$316	$762
Supplemental non-cash investing activity:
Equipment purchases	$250	$—
Supplemental non-cash financing activity:
Issuance of shares in connection with a service contract	$500	$—
Development loan reduction related to licensing revenue	$8,000	$5,000
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Business and Basis of Presentation
Transphorm, Inc. (“Parent”) develops gallium nitride (“GaN”) semiconductor components used in power conversion and is headquartered in Goleta, California. Parent’s wholly owned-subsidiary, Transphorm Technology, Inc. (“Transphorm Technology”), was incorporated in the State of Delaware on February 22, 2007. Throughout these notes, “the Company,” “Transphorm,” “we,” “us” and “our” refer to Parent and its direct and indirect wholly-owned subsidiaries. Transphorm Technology and its subsidiaries hold all material assets and conduct all business activities and operations of the Company. Transphorm Technology’s activities to date have been primarily performing research and development, establishing manufacturing infrastructure, market sampling, product launch, hiring personnel, and raising capital to support and expand these activities. Transphorm Japan, Inc. was established in Japan in February 2014 to secure Transphorm’s production capacity and establish a direct presence in Asian markets. Transphorm Aizu, Inc. was established in Japan to manage the financial transactions around Aizu Fujitsu Semiconductor Wafer Solution Limited, Transphorm’s non-controlling joint venture wafer fabrication facility located in Aizu Wakamatsu, Japan (“Aizu”). Transphorm Japan Epi, Inc. was established in Japan in 2019 to enable the operational capacity of the reactors held in Aizu.
In management’s opinion, the accompanying unaudited condensed consolidated financial statements of Transphorm reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended September 30, 2021, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) have been condensed or omitted. The aforementioned unaudited condensed consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the transition period from January 1, 2021 to March 31, 2021. The consolidated balance sheet as of March 31, 2021 is derived from those audited financial statements.
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
In addition, pursuant to the Merger Agreement, (i) options to purchase 29,703,285 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger under Transphorm Technology’s 2007 Stock Plan (the “2007 Plan”) and 2015 Equity Incentive Plan (the “2015 Plan”) were assumed and converted into options to purchase 2,461,923 shares of our common stock, (ii) warrants to purchase 186,535 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed, amended and converted into warrants to purchase 15,461 shares of our common stock, and (iii) Transphorm Technology’s outstanding convertible promissory note was amended to be convertible at the option of the holder, into shares of our common stock at a conversion price of $5.12 per share. As of September 30, 2021, there was $15.0 million of principal and $597 thousand of accrued and unpaid interest outstanding on the convertible promissory note.
All per share and share amounts for all periods presented have been retroactively adjusted to reflect the effect of the Merger.
Liquidity and Capital Resources
The Company’s ability to sustain operations is dependent mainly on its ability to successfully market and sell its products and through additional financings until profitability with positive cash flows are achieved. The Company currently incurs and historically has incurred losses from operations and expects to do so in the foreseeable future. The Company has sustained recurring losses and negative cash flows from operations which raised substantial doubt about the Company’s ability to continue as a going concern. During the six months ended September 30, 2021, the Company used $8.6 million of cash in operations. Although we expect to continue to incur losses and negative cash flows from operating activities, during November 2021, we raised $33.0 million from private placements. Consequently, the Company now has sufficient resources to fund its operations for the next twelve months from the date of this filing, and therefore, the substantial doubt about our ability to continue as a going concern has been alleviated. The Company may need to continue to raise additional capital to finance its losses and negative cash flows from operations beyond the next twelve months and may continue to be dependent on additional capital raises.

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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly-liquid investments with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist principally of bank deposits and money market funds. Restricted cash of $575 thousand consists of $500 thousand of cash in current asset and $75 thousand of long-term deposit in other assets as of September 30, 2021. Restricted cash as of March 31, 2021 includes $75 thousand of long-term deposit in other assets.
Foreign Currency Risk
The Company is exposed to foreign currency risk due to its operations in Japan (Yen). Assets and liabilities of the operations are re-measured into U.S. currency at exchange rates in effect at the balance sheet dates through the consolidated statements of comprehensive income. Gains or losses resulting from foreign currency transactions are re-measured using the rates on the dates on which those elements are recognized during the period and are included in other income or expense in the consolidated statements of operations. As of September 30, 2021 and March 31, 2021, the Company had foreign cash and cash equivalents of $60 thousand and $444 thousand, respectively, which represented 2.4 percent and 4.7 percent, respectively, of total cash and cash equivalents.
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
Accounts Receivable
Accounts receivable are analyzed and allowances for uncollectible accounts are recorded, as required. Provisions for uncollectible accounts, if any, are recorded as bad debt expense and included in general and administrative expenses in the accompanying consolidated statements of operations. The process for determining the appropriate level of allowances for doubtful accounts involves judgment, and the Company considers such factors as the age of the underlying receivables, historical and projected collection trends, the composition of outstanding receivables, current economic conditions and regulatory changes. An account is fully reserved when reasonable collection efforts have been unsuccessful and it is probable that the receivable will not be recovered. Provision for doubtful accounts amounted to $0 and $86 thousand for the three months ended September 30, 2021 and 2020, respectively. Provision for doubtful accounts amounted to $0 and $146 thousand for the six months ended September 30, 2021 and 2020, respectively.
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
Goodwill
Goodwill arose for the acquisition of a business in February 2014 based in Japan and was accounted for as the purchase of a business. Goodwill generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment at least annually in December unless certain events occur or circumstances change. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. We test for goodwill impairment annually or earlier if events or changes in circumstances indicate goodwill might possibly be impaired. Impairment exists when the carrying value of the goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess as a charge to operations in the unaudited condensed consolidated statements of operations. For the three and six months ended September 30, 2021 and 2020, no impairment charge was recorded related to goodwill.
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
If it is determined that the carrying values might not be recoverable based upon the existence of one or more indicators of impairment, the Company performs a test for recoverability using various methodologies, such as the income approach or cost approach, to determine the fair value of intangible assets depending upon the nature of the assets. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their respective fair values. For the three and six months ended September 30, 2021 and 2020, no impairment charges were recorded related to intangible assets.
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

As part of the multi-element commercial arrangement executed with Nexperia on April 4, 2018 (see Note 2 - Nexperia Arrangement), the Company agreed to grant Nexperia the perpetual exclusive right to use the Company’s existing Gen-3 manufacturing process technology. License fees are received upon satisfaction of contractual milestones and recognized upon delivery of the perpetual license or transferred technology without any remaining performance obligations. The Company recognized $8.0 million of licensing revenue for the three and six months ended September 30, 2021, and $0 and $5.0 million of licensing revenue for the three and six months ended September 30, 2020, respectively.

In December 2020, we entered into a cooperation and development agreement with Yaskawa Electric Corporation (“Yaskawa”), pursuant to which Yaskawa agreed to provide $4.0 million over approximately three years to fund development activities related to industrial power conversion applications, with an initial focus on servo motor drive applications. Yaskawa provided payments of $1.0 million and $750 thousand of this $4.0 million commitment in December 2020 and July 2021, respectively. The Company evaluated and concluded that the deliverables are the same and nature of the services to be provided to Yaskawa will be consistent over the period of approximately three years. Accordingly, with respect to the $1.0 million payment, the Company recognized $333 thousand as revenue in each of the three months ended December 31, 2020, March 31, 2021 and June 30, 2021 and, with respect to the $750 thousand payment, the Company recognized $375 thousand as revenue for the three months ended September 30, 2021.

Government contract revenues are principally generated under research and development contracts. Contract revenues are derived primarily from research contracts with agencies of the U.S. government. We believe credit risk related to accounts receivable arising from such contracts is minimal. These contracts may include cost-plus fixed fee and fixed price terms. All payments to us for work performed on contracts with agencies of the U.S. government are subject to adjustment upon audit by the Defense Contract Audit Agency. The Company received new government authorized rates for billing purposes which allowed for retroactive application since inception. The cumulative impact of this rate change as of September 30, 2021 was $423 thousand, of which $(83) thousand and $505 thousand were recorded in the three months ended March 31, 2021 and September 30, 2020, respectively. The Company will use the new approved rates on a go-forward basis.

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
Research and Development
The Company is a party to research grant contracts with the U.S. government for which the Company is reimbursed for specified costs incurred for its research projects. These projects include energy saving initiatives for which the U.S. government offers reimbursement funds. Such reimbursements are recorded as an offset to research and development expenses when the related qualified research and development expenses are incurred. Reimbursable costs are recognized in the same period the costs are incurred up to the limit of approved funding amounts on qualified expenses. Grant reimbursement of $45 thousand and $81 thousand was recorded as an offset to research and development expense for the three months ended September 30, 2021 and 2020, respectively. Grant reimbursement of $72 thousand and $307 thousand was recorded as an offset to research and development expense for the six months ended September 30, 2021 and 2020, respectively.
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
Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing the net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus potential dilutive common shares outstanding during the period. Potential dilutive securities, comprised of stock warrants, restricted stock units and stock options, are not reflected in diluted income (loss) per share because such shares are anti–dilutive. Dilutive impact of potential common shares resulting from common stock equivalents is determined by applying the treasury stock method.
For the three months ended September 30, 2021, there were 2,548,731 shares, consisting of 2,330,316 stock options and 218,415 stock warrants, that were not included in the computation of diluted income per share because their effect would be anti-dilutive. For the six months ended September 30, 2021, there were 3,826,583 shares, consisting of 2,506,531 stock options, 951,637 restricted stock units and 368,415 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive. For the three and six months ended September 30, 2020, there were 3,155,064 shares, consisting of 2,327,423 stock options, 812,180 restricted stock units and 15,461 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive.
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
Segment Reporting
The Company’s operations and its financial performance is evaluated on a consolidated basis by the chief operating decision maker. The Company’s chief operating decision maker is the Parent’s Chief Executive Officer. Accordingly, the Company considers all of its operations to be aggregated in one reportable operating segment. For the three months ended September 30, 2021, total revenue was $11.3 million, of which $11.3 million was from U.S. operations and $27 thousand was from Japan operations. For the three months ended September 30, 2020, total revenue was $1.9 million, of which $1.6 million was from U.S. operations and $289 thousand was from Japan operations. For the six months ended September 30, 2021, total revenue was $14.5 million, of which $14.0 million was from U.S. operations and $498 thousand was from Japan operations. For the six months ended September 30, 2020, total revenue was $8.3 million, of which $7.9 million was from U.S. operations and $319 thousand was from Japan operations.
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

•$10 million revolving loan (the “Tranche C Loan”)

The Company has to use the funds to operate the business in a manner consistent with or reasonably related to those business activities as carried out on or prior to April 4, 2018, the effective date of Collaboration Arrangement. In addition to the multiple elements outlined above, the Company and Nexperia entered into a Supply Agreement requiring that the Company be Nexperia’s primary supplier of specified components until June 30, 2020 on a best efforts basis. By entering into this Collaboration Arrangement, Nexperia gained access to technology that allows for production of high power semiconductors for use in electric vehicles.
Further, Nexperia obtained an exclusive license and market access to automotive customers outside of Japan and a sole license (non-exclusive of the Company), as well as market access to customers in other parts of the power market. Nexperia has a lien on certain of the Company’s U.S. patents not relating to metal organic chemical vapor deposition (“MOCVD”) or epiwafer technology, per the agreement.
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

On May 18, 2021, Amendment No. 6 to the LSA was executed to (1) extend the maturity date for the Tranche C Loans to the earlier of April 4, 2023 and the occurrence of specified change of control events, (2) add Parent as a guarantor of Transphorm Technology’s obligations under the Loan Agreement, and (3) convert the outstanding $2 million Tranche B-1 Loan into a Tranche C-1 Loan, which Tranche C-1 Loan has the same terms and conditions as the existing Tranche C Loan.

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
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table summarizes the Company’s liabilities measured at fair value as of the dates presented, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
September 30, 2021
Promissory note	$—	$—	$15,597
March 31, 2021
Promissory note	$—	$—	$16,128

The following table includes the changes in fair value of the promissory note which are Level 3 on the fair value hierarchy (in thousands):

April 1, 2021	$16,128
Interest expense accrued	74
Increase in fair value	(605)
September 30, 2021	$15,597

April 1, 2020	$13,885
Interest expense accrued	150
Increase in fair value	2,093
March 31, 2021	$16,128
The Company recorded interest expense of $36 thousand and $38 thousand for the three months ended September 30, 2021 and 2020, respectively. The Company recorded interest expense of $74 thousand and $75 thousand for the six months ended September 30, 2021 and 2020, respectively. Fair value of promissory note decreased by $1.6 million and increased by $709 thousand for the three months ended September 30, 2021 and 2020, respectively. Fair value of promissory note decreased by $605 thousand and increased by $2.4 million for the six months ended September 30, 2021 and 2020, respectively.

Level 3 borrowings, which consist of a promissory note, are measured and reported at fair value. As conversion of the promissory note was completed on October 4, 2021, at September 30, 2021, as-converted valuation model was used for the promissory note and a Monte Carlo simulation valuation model was used for warrants issued to purchase shares of common stock upon conversion. Assumptions used for the warrants are a three year term, exercise price of $6.00, risk free rate of 0.53% and volatility of 48.0%. See Note 12 - Subsequent Events.

A Monte Carlo simulation valuation model was used at March 31, 2021. The models can include assumptions related to the value of the notes that are based on the estimated timing and amounts of future rounds of financing, including the estimated timing of a change in control of the Company, and estimated market interest rates, which represent significant unobservable inputs. Assumptions used are (1) the Company is worth today what it can generate in future cash to the Company, (2) cash received today is more than an equal amount of cash received in the future, and (3) future cash flows can be reasonably estimated. There were no transfers in or out of level 3 fair value instruments.

The following table summarizes assumptions used for fair value of promissory note as of the dates presented:

	September 30, 2021	March 31, 2021
Stock price	$4.75	$3.75
Time	—	1.5 years
Risk-free rate	—	0.12%
Volatility	48.0%	50.6%

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

Significant customers are those that represent 10% or more of revenue or accounts receivable and are set forth in the following table:

			Accounts Receivable As of
			September 30, 2021	March 31, 2021
Customer A			12.9%	31.1%
Customer B			31.2%	33.9%
Customer C			19.5%	*
Customer D			11.2%	*
Customer E			*	10.0%

	Revenue for the Three Months Ended September 30,		Revenue for the Six Months Ended September 30,
	2021	2020	2021	2020
Customer A	73.9%	25.3%	62.2%	72.1%
Customer B	*	61.4%	13.9%	22.4%
Customer C	*	*	*	*
Customer D	*	*	*	*
Customer E	*	*	*	*
* Less than 10% of total
Customer A is a related party and Customer B is a government agency. See Note 11 - Related Party Transactions.

Note 5 - Inventory
Inventory consists of the following as of the dates presented (in thousands):

	September 30, 2021	March 31, 2021
Raw materials	$1,545	$626
Work in process	2,045	1,054
Finished goods	1,184	543
Total	$4,774	$2,223
An inventory write-off of $60 thousand and $112 thousand was recorded for the three months ended September 30, 2021 and 2020, respectively. An inventory write-off of $194 thousand and $105 thousand was recorded for the six months ended September 30, 2021 and 2020, respectively.

Note 6 - Debts
Development Loans
On April 4, 2018, the Company entered into a Loan and Security Agreement (“LSA”) and Development and License Agreement (“DLA”) with Nexperia. The LSA provided for term loans in an aggregate principal amount of up to $15.0 million, which term loans were available in tranches (Tranche A, Tranche B and Tranche B-1) and subject to the satisfaction of specified conditions. The Tranche A Loan of $5.0 million initially was scheduled to mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2020. On April 8, 2020, the maturity of the Tranche A loan was extended to April 30, 2020 and, on April 28, 2020, the maturity of the Tranche A Loan was further extended to June 30, 2020. On June 29, 2020, the Tranche A Loan of $5.0 million was satisfied in full when the Company transferred its Gen-4 technology development to Nexperia. The Tranche B Loan of $8.0 million and Tranche B-1 Loan of $2.0 million mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2021, subject to extension as provided in the LSA. On March 1, 2021, the maturity of the Tranche B Loan of $8.0 million and Tranche B-1 Loan of $2.0 million was extended to June 30, 2021. On May 18, 2021, Tranche B-1 Loan of $2.0 million was converted into a Tranche C-1 Loan, which Tranche C-1 Loan has the same terms and conditions as the existing Tranche C Loan. On June 30, 2021, the maturity of the Tranche B Loan was extended to July 16, 2021. On July 16, 2021, the Tranche B Loan of $8.0 million was satisfied in full when the Company transferred its Gen-5 and 1200V technology developments to Nexperia. See Note 2 - Nexperia Arrangement.
As of September 30, 2021, and March 31, 2021, aggregate principal amount of term loans outstanding under the LSA were $0 and $10.0 million, respectively.

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

The Tranche C Loans are recorded based on principal in the amount of $12.0 million and accrued interest (6% interest per annum). The Company recorded interest expense of $184 thousand and $153 thousand for the three months ended September 30, 2021 and 2020, respectively, and $350 thousand and $305 thousand for the six months ended September 30, 2021 and 2020, respectively. The Company paid interest expense of $166 thousand and $762 thousand for the three months ended September 30, 2021 and 2020, respectively, and $316 thousand and $762 thousand for the six months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and March 31, 2021, the total balance of the revolving credit facility was $12.2 million and $10.2 million, respectively.

Promissory Note

The Company’s stated value of promissory note obligation as of the dates presented consists of the following (in thousands):

	Interest Rate	Due Date	September 30, 2021	March 31, 2021
Yaskawa Note	1.00%	September 2022	$15,597	$15,523
Pursuant to ASC 825-10-15-4, the Company elected to apply the fair value option for the promissory note. As of the dates presented, the Company determined the fair value for the note, as compared to the face value, including accrued interest, as follows (in thousands):

	September 30, 2021	March 31, 2021
Yaskawa Note	$15,597	$16,128
Fair value of promissory note decreased $605 thousand and increased $2.4 million for the six months ended September 30, 2021 and 2020, respectively.

In October 2017, the Company issued an unsecured subordinated convertible promissory note to Yaskawa (the “Yaskawa Note”) for $15.0 million. The stated interest rate of the Yaskawa Note is 1.0%, and principal plus interest is due on the earlier of September 30, 2022, or the date of the occurrence of an Event of Default, Change of Control or an Initial Public Offering (all terms as defined in the Yaskawa Note). In connection with the Merger, the Yaskawa Note was amended to be convertible at the option of the holder into a maximum of 3,076,171 shares of our common stock at a conversion price of $5.12 per share.

On October 4, 2021, the Company entered into a Note Amendment and Conversion Agreement with Yaskawa to (i) reduce the conversion price of the Yaskawa Note from $5.12 per share to $5.00 per share and (ii) remove the limitation on the maximum number of shares of the Company’s stock that may be issued upon conversion of the Yaskawa Note. Yaskawa simultaneously elected to convert the outstanding principal amount (plus accrued but unpaid interest) under the Yaskawa Note, which as of the effective date of the conversion totaled $15.6 million, into an aggregate of 3,120,000 shares of our common stock. The Company also issued to Yaskawa a warrant to purchase up to 650,000 shares of common stock at an exercise price of $6.00 per share with a term of three years. See Note 12 - Subsequent Events.
In connection with its promissory note obligation, the Company recorded interest expense of $36 thousand and $38 thousand for the three months ended September 30, 2021 and 2020, respectively and $74 thousand and $75 thousand for the six months ended September 30, 2021 and 2020, respectively. In accordance with the terms of the promissory note, interest is added to the principal balance and is reflected in the carrying value on the consolidated balance sheet. As of September 30, 2021 and March 31, 2021, accrued interest on the promissory note was $597 thousand and $523 thousand, respectively.

In December 2020, we entered into a cooperation and development agreement with Yaskawa, pursuant to which Yaskawa agreed to provide $4.0 million over approximately three years to fund development activities related to industrial power conversion applications, with an initial focus on servo motor drive applications. Yaskawa provided payments of $1.0 million and $750 thousand of this $4.0 million commitment in December 2020 and July 2021, respectively. Accordingly, with respect to the $1.0 million payment, the Company recognized $333 thousand as revenue in each of the three months ended December 31, 2020, March 31, 2021 and June 30, 2021 and, with respect to the $750 thousand payment, the Company recognized $375 thousand as revenue for the three months ended September 30, 2021.

As of September 30, 2021, the scheduled maturity of the Company’s borrowings under the Tranche C Loans and the Yaskawa Note was as follows (in thousands):

Year Ending March 31,
2022	$15,784
2023	—
2024	12,000
Total	$27,784

Note 7 - Investment in Aizu Fujitsu Semiconductor Wafer Solution Limited (“AFSW”)
Through July 31, 2021, the Company was party to a joint venture agreement (the “JVA”), by and among Aizu Fujitsu Semiconductor Limited, Fujistu Semiconductor Limited (“FSL”), the Company and Transphorm Aizu, Inc. (“Transphorm Aizu”) for the ownership and operations of AFSW. Through July 31, 2021, the Company held a 49% interest in AFSW through Transphorm Aizu, the Company’s wholly-owned subsidiary established in Japan to manage the financial transactions around AFSW. Transphorm Aizu and FSL funded AFSW based on a mutually agreed funding schedule, which was adjusted as agreed upon by both parties during the three months ended September 30, 2021. Any outstanding balances were reviewed upon the conclusion of the JVA effective July 31, 2021 to assess unfunded commitment to joint venture liability. During the three and six months ended September 30, 2021, the Company recognized a $1.5 million gain, in other income, upon termination of the JVA and settlement of its obligation.

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

AFSW manufactures semiconductor products exclusively for its owners under manufacturing agreements at prices estimated to cover the cost of production. AFSW was determined to be a variable interest entity as the equity at risk was not believed to be sufficient. AFSW depends on its owners for any additional cash. The Company extended $3.1 million and $3.8 million to AFSW to fund AFSW’s operations for the six months ended September 30, 2021 and 2020, respectively. The Company’s known maximum exposure to loss approximated the carrying value of its investment balance, which included the financing. Potential future losses could be higher than the carrying amount of the Company’s investment, as we are liable, along with the other owner, for other future operating costs or obligations of AFSW. In addition, because Transphorm is currently committed to purchasing GaN wafers and production-related services from AFSW at pre-agreed pricing based upon the Company’s second generation products, the Company may be required to purchase products at a higher cost for its newer generation products. Investment in AFSW was $89 thousand as of September 30, 2021 and unfunded commitment to AFSW was $1.9 million as of March 31, 2021.
The Company’s investment activities in AFSW for the periods presented are summarized below (in thousands):

	For the Six Months Ended September 30, 2021	For the Three Months Ended March 31, 2021
Beginning balance	$(1,866)	$(1,466)
Investment	3,081	968
Loss	(2,582)	(1,468)
Gain	1,455	—
Effect of exchange rate change	1	100
Ending balance	$89	$(1,866)

    Summarized financial information of AFSW for the periods indicated, as provided by the controlling owner, are as follows (in thousands):

			As of
			September 30, 2021	March 31, 2021
Current assets			$1,876	$932
Long-term assets			$5,316	$5,330
Other current liabilities			$3,352	$2,200
Due to controlling owner			$1,736	$22,354
Due (from) to Transphorm			$(21)	$13,179
Net income (deficit)			$2,127	$(31,471)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
Sales	$2,265	$492	$3,695	$1,030
Gross loss	$(2,357)	$(3,170)	$(4,756)	$(6,318)
Net loss	$(3,196)	$(3,965)	$(6,237)	$(7,754)

Note 8 - Commitments and Contingencies
Commitment with a Government Agency
In connection with a contract with a government agency, the Company entered into a commitment to acquire equipment and services from vendors totaling $7.4 million, all of which is reimbursable. The Company has made total purchases of $7.1 million cumulatively as of September 30, 2021, of which $7.1 million was reimbursed by the government agency as of September 30, 2021. During the three and six months ended September 30, 2021, the Company made purchases of $116 thousand and $228 thousand, respectively, and the remaining accounts payable to the vendors was $47 thousand as of September 30, 2021. For the three months ended March 31, 2021, the Company made purchases of $270 thousand, of which $124 thousand was in accounts payable as of March 31, 2021.
In September 2021, the Company was awarded a $0.9 million contract with a $0.5 million option by a government agency for delivering epiwafer technology. The Company billed $3 thousand for the three and six months ended September 30, 2021.
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

As of September 30, 2021, future minimum operating lease commitments were as follows (in thousands):

Year Ending March 31,
2022	$317
2023	566
2024	570
Thereafter	144
Total	$1,597
The Company recorded rent expense, net of rental income, which includes common area maintenance fees in addition to the base rent, of $240 thousand and $228 thousand for the three months ended September 30, 2021 and 2020, respectively, and of $465 thousand and $422 thousand for the six months ended September 30, 2021 and 2020, respectively. Rental income from a noncancelable sublease was $0 and $45 thousand for the three months ended September 30, 2021 and 2020, respectively, and $0 and $91 thousand for the six months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there is no the future minimum rental payments to be received under the noncancelable sublease.

Contingencies
During the ordinary course of business, the Company may become a party to legal proceedings incidental to its business. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Legal cost is expensed as incurred. The Company is not aware of any material legal claims or assessments. Although the results of litigation and claims are inherently unpredictable, management believes there was not at least a reasonable possibility that the Company had incurred a material loss with respect to any loss contingencies as of September 30, 2021 and through the issuance of these financial statements.
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
As of September 30, 2021, 750,000,000 shares of common stock are authorized, of which 41,664,020 shares of common stock were issued and outstanding and 5,000,000 shares of preferred stock are authorized, none of which were issued and outstanding. The Company’s Board of Directors has the ability to designate the rights, preferences and privileges for the preferred stock.
Private Placements
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
On August 13, 2021, we sold 1,000,000 shares of common stock in a private placement offering at a purchase price of $5.00 per share with gross proceeds of $5.0 million and issued warrants to purchase 209,000 shares of common stock at a price of $6.00 per share (before deducting legal cost of $22 thousand).

Common Stock
Common stockholders are entitled to dividends, as and when declared by the Company’s Board of Directors, subject to the priority dividend rights of the holders of other classes of stock. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
The Company has reserved shares of common stock for future issuance as of date presented as follows:

September 30, 2021
Equity incentive plans	7,030,699
Common stock warrants	368,415
Total	7,399,114

Common Stock Warrants

On December 23, 2020, we issued warrants to purchase 150,000 shares of common stock at an exercise price of $3.30 per share. On August 13, 2021, we issued warrants to purchase 209,000 shares of common stock at an exercise price of $6.00 per share. These warrants are exercisable by paying cash or by cashless exercise for unregistered shares of common stock. The exercise price of the warrants is subject to standard antidilutive provision adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment. We have determined that these warrants related to issuance of common stock are subject to equity treatment because warrantholders have no right to demand cash settlement and there are no unusual anti-dilution rights.
The following warrants to purchase common stock were outstanding as of September 30, 2021:

Number of Shares	Exercise Price	Expiration Date
6,046	$34.74	5 years after an initial public offering of the Company
3,369	$54.41	5 years after an initial public offering of the Company
150,000	$3.30	December 23, 2025
209,000	$6.00	August 13, 2024
368,415

On October 4, 2021, the Company issued to Yaskawa a warrant to purchase up to 650,000 shares of common stock at an exercise price of $6.00 per share. The warrant has a term of three years (subject to earlier termination as set forth therein), provides for a cashless exercise feature and is immediately exercisable.

Note 10 - Stock Based Compensation
The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by Transphorm Technology’s board of directors on February 10, 2020 and Transphorm Technology’s stockholders on February 12, 2020, and became effective on the business day immediately prior to the closing of the Merger. Our stockholders approved the 2020 Plan on February 11, 2020. We assumed the 2020 Plan in connection with the Merger. The 2020 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to our employees and our parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, and performance shares to our employees, directors, and consultants and our parent and subsidiary corporations’ employees and consultants. As of September 30, 2021, there were 951,637 restricted stock units outstanding under the 2020 Plan, 2,506,531 stock options outstanding under the 2020 Plan, and 3,572,531 shares available for grant (which includes an automatic increase of 2,026,599 shares on April 1, 2021) under the 2020 Plan.

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

Stock Options
The following table summarizes stock option activity and related information for the periods presented:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at July 1, 2021	2,462,414	$4.79	5.82	$720
Options granted	55,000	$4.50
Options exercised	—	$—
Options canceled	(10,883)	$6.47
Outstanding at September 30, 2021	2,506,531	$4.77	5.67	$590
Exercisable at September 30, 2021	2,224,110	$4.64	5.19	$569

Outstanding at July 1, 2020	2,454,687	$4.74	6.33	$—
Options granted	—	$—
Options exercised	(3,475)	$3.80
Options canceled	(123,789)	$5.91
Outstanding at September 30, 2020	2,327,423	$4.68	6.16	$167
Exercisable at September 30, 2020	2,211,723	$4.74	6.08	$111
(1) Intrinsic value represents the excess of the fair value on the last day of the period, which was $4.52 and $4.00 as of September 30, 2021 and 2020, respectively, over the exercise price, multiplied by the number of options.

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at April 1, 2021	2,543,125	$4.82	6.05	$—
Options granted	55,000	$4.50
Options exercised	(31,925)	$4.21
Options canceled	(59,669)	$6.78
Outstanding at September 30, 2021	2,506,531	$4.77	5.67	$590
Exercisable at September 30, 2021	2,224,110	$4.64	5.19	$569

Outstanding at April 1, 2020	2,458,091	$4.74	6.58	$—
Options granted	—	$—
Options exercised	(3,475)	$3.80
Options canceled	(127,193)	$5.85
Outstanding at September 30, 2020	2,327,423	$4.68	6.16	$167
Exercisable at September 30, 2020	2,211,723	$4.74	6.08	$111
(1) Intrinsic value represents the excess of the fair value on the last day of the period, which was $4.52 and $4.00 as of September 30, 2021 and 2020, respectively, over the exercise price, multiplied by the number of options.

Stock-based compensation expense is determined based on the fair value of the Company’s common stock as determined by the Board of Directors and assumptions such as volatility, expected term, risk-free interest rates, and other factors. Changes in the deemed fair value of the common stock, the underlying assumptions in the calculations, the number of options granted or the terms of such options, the expected forfeiture rate, the treatment of tax benefits and other changes may result in significant differences in the amounts or timing of the compensation expense recognized. The assumptions and estimates are made as follows:
•Expected Volatility - The Company utilizes the historical volatility of representative public companies to determine its expected volatility, as the trading history of the Company’s common stock is limited.
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
The assumptions used to value options granted to employees during the periods presented was as follows:

	Three and Six Months Ended September 30,
	2021	2020
Weighted average expected life (in years)	6.11	—
Risk-free interest rate	1.08%	—
Expected volatility	43.79%	—
Grant date fair market value	$4.50	—
Grant date fair value	$1.94	—
Dividend yield	—%	—
Restricted Stock

Restricted Stock Awards
RSAs are grants of shares of our common stock that vest in accordance with terms and conditions established by the Company’s Board of Directors. Recipients of RSAs generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the RSA agreement provides otherwise. Shares of restricted stock that do not vest are subject to forfeiture. In September 2020, we granted 123,501 RSAs outside of our 2020 Plan, 98,450 of which were fully vested on the date of grant and the remainder of which vested in January 2021. In December 2020, we granted 12,000 RSAs outside of our 2020 Plan, all of which were fully vested on the date of grant. There were no RSAs outstanding as of March 31, 2021 and no RSA activities during the three and six months ended September 30, 2021.

Restricted Stock Units

RSUs are grants of shares of our common stock that vest in accordance with terms and conditions established by the administrator of the 2020 Plan. Subject to the provisions of the 2020 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria. We granted 816,180 RSUs during the three months ended September 30, 2020, 4,000 of which were fully vested on the date of grant. The remainder of the RSUs are scheduled to vest as follows: one third will vest on each of January 1, 2022, January 1, 2023 and July 1, 2023, in each case subject to the RSU holders’ continued status as a service provider to the Company through each vesting date. We granted 137,452 RSUs during the three months ended March 31, 2021, which are scheduled to vest in various periods, beginning immediately and ending on February 2025, in each case subject to the RSU holders’ continued status as a service provider to the Company through each vesting date. We granted 35,000 RSUs during the three months ended September 30, 2021, 25 percent of which are scheduled to vest after one year and the remainder are scheduled to vest each quarter for three years, in each case subject to the RSU holders’ continued status as a service provider to the Company through each vesting date.

The following table summarizes RSU activity and related information for the periods presented:

	September 30, 2021
	Three Months Ended		Six Months Ended
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at beginning of period	922,037	$3.96	935,397	$3.96
Granted	35,000	$3.75	35,000	$3.75
Vested	(2,000)	$3.75	(3,000)	$3.75
Canceled	(3,400)	$3.93	(15,760)	$3.98
Balance at end of period	951,637	$3.96	951,637	$3.96

	September 30, 2020
	Three Months Ended		Six Months Ended
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at beginning of period	—	$—	—	$—
Granted	816,180	$4.00	816,180	$4.00
Vested	(4,000)	$4.00	(4,000)	$4.00
Canceled	—	$—	—	$—
Balance at end of period	812,180	$4.00	812,180	$4.00

Stock-Based Compensation

The accompanying unaudited condensed consolidated statement of operations and comprehensive loss includes stock-based compensation expense for the periods presented as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$39	$17	$66	$28
Research and development	111	62	238	102
Sales and marketing	35	11	71	16
General and administrative	326	494	633	542
Total	$511	$584	$1,008	$688
Unrecognized Stock-Based Compensation

Unrecognized stock-based compensation expense as of dates presented was as follows (in thousands):

	September 30, 2021		September 30, 2020
	Unrecognized Expense	Average Expected Recognition Period (in years)	Unrecognized Expense	Average Expected Recognition Period (in years)
Stock options	$339	4.35	$113	0.87
Restricted stock	1,831	1.50	3,297	2.64
Total	$2,170	1.77	$3,410	2.43

Note 11 - Related Party Transactions
During the three months ended September 30, 2021, the Company entered into the following related party transactions:
•Recorded $1.5 million as gain in other income, recorded $875 thousand in cost of goods sold for services, recorded $74 thousand in research and development expense, purchased $70 thousand of inventory, paid $37 thousand in consumption tax and incurred $81 thousand for employees and related benefits from the AFSW joint venture;
•Sold $2 thousand of products to non-controlling stockholders of the Company, incurred $61 thousand of license maintenance fee and recorded $171 thousand in consulting expense from a non-controlling stockholder of the Company;
•Recorded $375 thousand in revenue per a cooperation and development agreement with Yaskawa;
•Recorded $145 thousand in revenue from GaNovation; and
•Recorded $8.0 million in license fee income, recorded $38 thousand of reimbursements in license maintenance fee, recorded $184 thousand in interest expense, and sold $308 thousand of products to Nexperia. See Note 2 - Nexperia Arrangement.
During the six months ended September 30, 2021, the Company entered into the following related party transactions:

•Recorded $1.5 million as gain in other income, recorded $1.5 million in cost of goods sold for services, recorded $299 thousand in research and development expense, purchased $70 thousand of inventory, paid $37 thousand in consumption tax and incurred $97 thousand for employees and related benefits from the AFSW joint venture;
•Sold $19 thousand of products to non-controlling stockholders of the Company, incurred $111 of license maintenance fee and recorded $176 thousand in consulting expense from a non-controlling stockholder of the Company;
•Recorded $709 thousand in revenue per a cooperation and development agreement with Yaskawa;
•Recorded $154 thousand in revenue from GaNovation; and
•Recorded $8.5 million in license fee income, recorded $75 thousand of reimbursements in license maintenance fee, recorded $350 thousand in interest expense, and sold $506 thousand of products to Nexperia. See Note 2 - Nexperia Arrangement.
As of September 30, 2021, total due from related parties was $983 thousand, consisting of $631 thousand due from the AFSW joint venture, $2 thousand accounts receivable from non-controlling stockholders of the Company, $145 thousand accounts receivable from GaNovation, and $204 thousand accounts receivable from a stockholder and noteholder of the Company. As of September 30, 2021, total accounts payable to related parties was $652 thousand to the AFSW joint venture and $11 thousand to Nexperia, and deferred revenue to Yaskawa was $375 thousand.
During the three months ended September 30, 2020, the Company entered into the following related party transactions:
•Recorded $60 thousand in cost of goods sold for services, recorded research and development expense of $418 thousand and recorded $10 thousand in payroll related costs from the AFSW joint venture;
•Sold $113 thousand of products to non-controlling stockholders of the Company and incurred $50 thousand of license maintenance fee from a non-controlling stockholder of the Company; and
•Recorded $31 thousand in license fee income, recorded $280 thousand in EPI Gen 4 Wafer growth sales, recorded $38 thousand of reimbursements in license maintenance fee, recorded $153 thousand in interest expense and sold $174 thousand of products to Nexperia. See Note 2 - Nexperia Arrangement.
During the six months ended September 30, 2020, the Company entered into the following related party transactions:

•Recorded $117 thousand in cost of goods sold for services, recorded research and development expense of $826 thousand and recorded $25 thousand in payroll related costs from the AFSW joint venture;
•Sold $140 thousand of products to non-controlling stockholders of the Company and incurred $100 thousand of license maintenance fee from a non-controlling stockholder of the Company; and
•Recorded $5.1 million in license fee income, recorded $280 thousand EPI Gen 4 Wafer growth sales, recorded $75 thousand of reimbursements in license maintenance fee, recorded $305 thousand in interest expense, recorded $231 thousand reimbursement for research and development, and sold $533 thousand of products to Nexperia. See Note 2 - Nexperia Arrangement.
As of March 31, 2021, total due from related parties was $14.1 million, consisting of $13.5 million due from the AFSW joint venture, $5 thousand accounts receivable from non-controlling stockholders of the Company, and $503 thousand accounts receivable from Nexperia. As of March 31, 2021, total accounts payable to related parties was $370 thousand to the AFSW joint venture and $11 thousand to Nexperia, and accrued royalty was $4 thousand to Furukawa.

Note 12 - Subsequent Events

Promissory Note Amendment and Conversion
On October 4, 2021, the Company entered into a Note Amendment and Conversion Agreement Yaskawa to (i) reduce the conversion price of the Yaskawa Note from $5.12 per share to $5.00 per share and (ii) remove the limitation on the maximum number of shares of common stock that may be issued upon conversion of the Yaskawa Note. Pursuant to the agreement, Yaskawa simultaneously elected to convert the outstanding principal amount (plus accrued but unpaid interest) under the Yaskawa Note, which, as of October 4, 2021, totaled $15.6 million, into an aggregate of 3,120,000 shares of common stock. Upon conversion of the Yaskawa Note, the Company was released from all obligations and liabilities under the Yaskawa Note.

On October 4, 2021, the Company also issued to Yaskawa a warrant to purchase up to 650,000 shares of common stock at an exercise price of $6.00 per share. The warrant has a term of three years (subject to earlier termination as set forth therein), provides for a cashless exercise feature and is immediately exercisable.

Private Placement of Common Stock and Warrants

Between November 5, 2021 and November 9, 2021, the Company entered into a series of securities purchase agreements (each, a “Purchase Agreement”) with accredited investors (the “Purchasers”), including the Company’s largest stockholder, pursuant to which the Company issued and sold to the Purchasers (i) an aggregate of 6,600,000 shares of common stock at a purchase price of $5.00 per share (the “First Closing Shares”) and (ii) warrants to purchase an aggregate of 1,375,001 shares of common stock (the “First Closing Warrants”), for aggregate gross proceeds of $33.0 million (the “Private Placement”). After payment of placement agent cash fees and expenses of the Private Placement, the Company received net proceeds of approximately $32.2 million. The First Closing Warrants have an exercise price of $6.00 per share, provide for a cashless exercise feature, and are exercisable until the third anniversary of the date of issuance.
Pursuant to the Purchase Agreements, during the Second Investment Period (as described below), each Purchaser has the right (but not the obligation) (an “Option”), subject to the satisfaction of customary closing conditions, to purchase and acquire from the Company (i) additional shares of common stock at a purchase price of $5.00 per share (the “Second Closing Shares”) and (ii) additional warrants to purchase shares of common stock (the “Second Closing Warrants” and together with the First Closing Warrants, the “Warrants”). If and when issued, the Second Closing Warrants would have an exercise price of $6.00 per share, provide for a cashless exercise feature, and be exercisable until the third anniversary of the date of issuance of the First Closing Warrants. If the Options are exercised in full, the maximum number of Second Closing Shares and Second Closing Warrants that may be issued by the Company is 3,299,999 shares of common stock and warrants to purchase 687,501 shares of common stock.

As set forth in the Purchase Agreements, the “Second Investment Period” begins on the date of the applicable Purchase Agreement and ends on the earliest to occur of: (i) the third anniversary of the applicable agreement; (ii) a Change in Control (as defined in the Purchase Agreements), provided that the Company has given the Purchaser at least 10 days’ prior written notice of such Change in Control; (iii) the tenth day after disclosure to the Purchaser of a Change in Control, but only if the Company has not given prior written notice of such Change in Control to the Purchaser in accordance with clause (ii); or (iv) the 90th day following the later of (A) the date on which a registration statement registering the resale of the First Closing Shares and the shares of Common Stock issuable upon exercise of the First Closing Warrants is declared effective by the Securities and Exchange Commission, or (B) the date on which the Company’s common stock is first listed on Nasdaq.

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
Since our inception we have devoted substantial resources to the research and development of GaN power devices and the protection and enhancement of our intellectual property and have incurred significant operating losses. We had net income of $6.0 million for the three months ended September 30, 2021 and net loss of $6.7 million for the three months ended September 30, 2020. We had net loss of $1,072 thousand and $9.0 million for the six months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, our accumulated deficit was $169.5 million. Substantially all of our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.
To date, our revenue has been significantly lower than our expenses. Our revenue for the three months ended September 30, 2021 was $11.3 million, of which $8.7 million was from related parties. Our revenue for the three months ended September 30, 2020 was $1.9 million, of which $598 thousand was from related parties and $505 thousand was retroactive application since inception due to new government rates during the period. Our revenue for the six months ended September 30, 2021was $14.5 million, of which $9.7 million was from related parties. Our revenue for the six months ended September 30, 2020 was $8.3 million, of which $6.1 million was from related parties. For the three and six months ended September 30, 2021 and 2020, Nexperia and the U.S. government each accounted for more than ten percent of our revenues.

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
In addition, (i) options to purchase 29,703,285 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger under Transphorm Technology’s 2007 Stock Plan and 2015 Equity Incentive Plan were assumed and converted into options to purchase 2,461,923 shares of our common stock, (ii) warrants to purchase 186,535 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed, amended and converted into warrants to purchase 15,461 shares of our common stock, and (iii) Transphorm Technology’s outstanding convertible promissory note was amended to be convertible, at the option of the holder, into shares of our common stock at a conversion price of $5.12 per share. As of September 30, 2021, there was $15.0 million of principal and $597 thousand of accrued and unpaid interest outstanding on the convertible promissory note.
All per share and share amounts for all periods presented have been retroactively adjusted to reflect the effect of the Merger.
Private Placements
In February 2020, we sold 5,380,000 shares of common stock in a private placement offering at a purchase price of $4.00 per share, with aggregate gross proceeds of $21.5 million (before deducting placement agent fees and other offering expenses, which were an aggregate of $1.8 million).

In December 2020, we sold 5,000,000 shares of common stock in a private placement at a purchase price of $3.00 per share, with aggregate gross proceeds of $15.0 million (before deducting placement agent fees, financial advisor fees and other offering expenses, which were an aggregate of $1.4 million excluding warrant cost of $223 thousand).
In March 2021, we sold 250,000 shares of common stock in a private placement at a purchase price of $4.00 per share, with aggregate gross proceeds of $1.0 million (before deducting placement agent fees, financial advisor fees and other offering expenses, which were an aggregate of $50 thousand).
In August 2021, we sold 1,000,000 shares of common stock in a private placement offering at a purchase price of $5.00 per share, with aggregate gross proceeds of $5.0 million (before deducting legal cost of $22 thousand).
Recent Developments

Between November 5, 2021 and November 9, 2021, we entered into a series of securities purchase agreements (each, a “Purchase Agreement”) with accredited investors (the “Purchasers”), including our largest stockholder, pursuant to which we issued and sold to the Purchasers (i) an aggregate of 6,600,000 shares of common stock at a purchase price of $5.00 per share (the “First Closing Shares”) and (ii) warrants to purchase an aggregate of 1,375,001 shares of common stock (the “First Closing Warrants”), for aggregate gross proceeds of $33.0 million (the “Private Placement”). After payment of placement agent cash fees and expenses of the Private Placement, we received net proceeds of approximately $32.2 million. The First Closing Warrants have an exercise price of $6.00 per share, provide for a cashless exercise feature, and are exercisable until the third anniversary of the date of issuance.
Pursuant to the Purchase Agreements, during the Second Investment Period (as described below), each Purchaser has the right (but not the obligation) (an “Option”), subject to the satisfaction of customary closing conditions, to purchase and acquire from us (i) additional shares of common stock at a purchase price of $5.00 per share (the “Second Closing Shares”) and (ii) additional warrants to purchase shares of common stock (the “Second Closing Warrants” and together with the First Closing Warrants, the “Warrants”). If and when issued, the Second Closing Warrants would have an exercise price of $6.00 per share, provide for a cashless exercise feature, and be exercisable until the third anniversary of the date of issuance of the First Closing Warrants. If the Options are exercised in full, the maximum number of Second Closing Shares and Second Closing Warrants that may be issued by us is 3,299,999 shares of common stock and warrants to purchase 687,501 shares of common stock.

As set forth in the Purchase Agreements, the “Second Investment Period” begins on the date of the applicable Purchase Agreement and ends on the earliest to occur of: (i) the third anniversary of the applicable agreement; (ii) a Change in Control (as defined in the Purchase Agreements), provided that we have given the Purchaser at least 10 days’ prior written notice of such Change in Control; (iii) the tenth day after disclosure to the Purchaser of a Change in Control, but only if we have not given prior written notice of such Change in Control to the Purchaser in accordance with clause (ii); or (iv) the 90th day following the later of (A) the date on which a registration statement registering the resale of the First Closing Shares and the shares of Common Stock issuable upon exercise of the First Closing Warrants is declared effective by the Securities and Exchange Commission, or (B) the date on which our common stock is first listed on Nasdaq.

Key Factors Affecting Our Performance
There are a number of industry factors that affect our business which include, among others:
Overall Demand for Products and Applications Using GaN Devices. Our potential for growth depends significantly on the adoption of GaN materials and devices in the power markets and GaN epiwafer material products in the RF markets, the expansion of the use of GaN devices in infrastructure, IT, datacenter, industrial, automotive and consumer applications such as fast charger/adapter and gaming power supplies, and our ability to win new designs for these applications. Demand also fluctuates based on various market cycles, continuously evolving industry supply chains, trade and tariff terms, as well as evolving competitive dynamics in each of the respective markets. These uncertainties make demand difficult to forecast for us and our customers. The COVID-19 pandemic has adversely disrupted and will further disrupt the operations at certain of our customers, partners, suppliers and other third-party providers for an uncertain period of time, including as a result of travel restrictions, adverse effects on budget planning processes, business deterioration, and/or business shutdowns, all of which has impacted our business and results of operations. Some of our customers have experienced delays in their internal development programs and design cycles with our GaN products due to the effects of the COVID-19 pandemic, which have led to postponements of their orders of our products and postponements of determinations that our products will be used in their designs for new products under development with corresponding delays in their market introduction and potentially our revenues. Our billings under our contract with the U.S. Navy have been lower than originally expected as a result of the pandemic.
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
Equity Loss in Joint Venture
Equity loss in joint venture consists of expenditures to cover the losses associated with our 25% share ownership starting August 2021 and former 49% share ownership of AFSW. The potential magnitude of this loss may increase or decrease in the future based upon changes in our shareholding percentage in AFSW and the level of operating expenses incurred by AFSW.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2021	2020	Amount	Percentage
Revenue, net	$11,303	$1,929	$9,374	486.0%
Operating expenses:
Cost of goods sold	2,239	2,043	196	9.6%
Research and development	1,591	1,071	520	48.6%
Sales and marketing	825	547	278	50.8%
General and administrative	2,714	2,688	26	1.0%
Total operating expenses	7,369	6,349	1,020	16.1%
Income (loss) from operations	3,934	(4,420)	8,354	189.0%
Interest expense	220	191	29	15.2%
Loss in joint venture	1,092	1,943	(851)	(43.8)%
Changes in fair value of promissory note	(1,629)	709	(2,338)	(329.8)%
Other income, net	(1,729)	(523)	1,206	230.6%
Income (loss) before tax expense	5,980	(6,740)	12,720	188.7%
Tax expense	—	—	—	—%
Net income (loss)	$5,980	$(6,740)	$12,720	188.7%
Revenue increased $9.4 million, or 486.0 percent, to $11.3 million for the three months ended September 30, 2021 from $1.9 million for the same period in 2020. The increase is due primarily to a (i) $7.7 million increase in licensing and service revenue from Nexperia, (ii) $1.3 million increase in product revenue across various segments, and (iii) $375 thousand increase in service revenue provided by Yaskawa per a cooperation and development agreement.

Operating expenses increased $1.0 million, or 16.1 percent, to $7.4 million for the three months ended September 30, 2021 from $6.3 million for the same period in 2020, due primarily to a (i) $520 thousand increase in research and development expense and (ii) $278 thousand increase in sales and marketing expense.
Cost of goods sold increased $196 thousand, or 9.6 percent, to $2.2 million for the three months ended September 30, 2021 from $2.0 million for the same period in 2020, due primarily to an increased commercial contract cost in connection with increased sales.

Research and development expense increased $520 thousand, or 48.6 percent, to $1.6 million for the three months ended September 30, 2021 from $1.1 million for the same period in 2020, due primarily to a (i) $138 thousand decrease in reclassification to government cost of goods sold and general and administrative expense, (ii) $62 thousand increase in lab costs, (iii) $60 thousand increase in MOCVD recharge costs, and (iv) $56 thousand increase in salaries and employee benefits.

Sales and marketing expense increased $278 thousand, or 50.8 percent, to $825 thousand for the three months ended September 30, 2021 from $547 thousand for the same period in 2020, due primarily to a $215 thousand increase in costs related to salaries and employee benefits.

General and administrative expense increased $26 thousand, or 1.0 percent, to $2.71 million for the three months ended September 30, 2021 from $2.69 million for the same period in 2020, due primarily to a (i) $187 thousand increase in consulting expense and (ii) $161 thousand increase in insurance expense, offset by a (i) $165 thousand decrease in government costs, (ii) $52 thousand decrease in royalty expense and (iii) $43 thousand decrease in information technology cost.
Interest expense of $220 thousand for the three months ended September 30, 2021 consists of $184 thousand for our revolving credit facility with Nexperia and $36 thousand for our note payable to Yaskawa. Interest expense of $191 thousand for the three months ended September 30, 2020 consists of $153 thousand for our revolving credit facility with Nexperia and $38 thousand for our note payable to Yaskawa.
Loss in joint venture was $1.1 million for the three months ended September 30, 2021 compared with $1.9 million for the same period in 2020.
Changes in fair value of promissory note were a $1.6 million gain and a $709 thousand loss for the three months ended September 30, 2021 and 2020, respectively.
Other income, net of other expenses, increased $1.2 million, or 230.6 percent, to $1.7 million for the three months ended September 30, 2021 from $523 thousand for the same period in 2020, due primarily to recognition of a $1.5 million gain upon termination of the JVA between FSL and Transphorm Aizu.
Net income increased $12.7 million, or 188.7%, to $6.0 million for the three months ended September 30, 2021 from a $6.7 million net loss for the same period in 2020. The increase was attributable primarily a to (i) a $7.7 million increase in licensing revenue from Nexperia, a (ii) $1.3 million increase in product revenue across various segments, (iii) $2.3 million increase in positive change in fair value of promissory note, and (iv) $1.5 million increase from gain upon termination of the JVA between FSL and Transphorm Aizu.

Comparison of the Six Months Ended September 30, 2021 and 2020
The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated (in thousands, except percentages):

	Six Months Ended September 30,		Change
	2021	2020	Amount	Percentage
Revenue, net	$14,519	$8,258	$6,261	75.8%
Operating expenses:
Cost of goods sold	4,806	3,291	1,515	46.0%
Research and development	3,414	2,665	749	28.1%
Sales and marketing	1,512	1,075	437	40.7%
General and administrative	5,457	4,746	711	15.0%
Total operating expenses	15,189	11,777	3,412	29.0%
Loss from operations	(670)	(3,519)	2,849	81.0%
Interest expense	424	380	44	11.6%
Loss in joint venture	2,582	3,799	(1,217)	(32.0)%
Changes in fair value of promissory note	(605)	2,367	(2,972)	(125.6)%
Other income, net	(1,999)	(1,055)	944	89.5%
Loss before tax expense	(1,072)	(9,010)	7,938	88.1%
Tax expense	—	—	—	—%
Net loss	$(1,072)	$(9,010)	$7,938	88.1%
Revenue increased $6.3 million, or 75.8 percent, to $14.5 million for the six months ended September 30, 2021 from $8.3 million for the same period in 2020. The increase is due primarily to a (i) $3.4 million increase in licensing and service revenue from Nexperia during the six months ended September 30, 2021, (ii) $2.1 million increase in production revenue across various segments, (iii) $709 thousand increase in revenue provided by Yaskawa per a cooperation and development agreement, and (iv) $163 thousand increase in revenue from our contract with the U.S. Navy.

Operating expenses increased $3.4 million, or 29.0 percent, to $15.2 million for the six months ended September 30, 2021 from $11.8 million for the same period in 2020, due primarily to a (i) $1.5 million increase in cost of goods sold, (ii) $749 thousand increase in research and development expense, (iii) $711 thousand increase in general and administrative expense, and (iv) $437 thousand increase in sales and marketing expense.
Cost of goods sold increased $1.5 million, or 46.0 percent, to $4.8 million for the six months ended September 30, 2021 from $3.3 million for the same period in 2020, due primarily to an increased commercial contract cost in connection with increased sales.

Research and development expense increased $749 thousand, or 28.1 percent, to $3.4 million for the six months ended September 30, 2021 from $2.7 million for the same period in 2020, due primarily to a (i) $249 thousand increase in costs related to salaries and employee benefits, (ii) $254 thousand increase in lab cost and (iii) $235 thousand decrease of reimbursement in research and development cost, offset primarily by a $239 thousand decrease in reclassification to government cost of goods sold and general and administrative expense.
Sales and marketing expense increased $437 thousand, or 40.7 percent, to $1.5 million for the six months ended September 30, 2021 from $1.1 million for the same period in 2020, due primarily to a $380 thousand increase in costs related to salaries and employee benefits.

General and administrative expense increased $711 thousand, or 15.0 percent, to $5.5 million for the six months ended September 30, 2021 from $4.7 million for the same period in 2020, due primarily to a (i) $322 thousand increase in costs related to salaries and employee benefits, (ii) $304 thousand increase in consulting expense, (iii) $139 thousand increase in insurance cost and (iv) $116 thousand increase in general tax expense, offset by a (i) $79 thousand decrease in information technology cost and (ii) $60 thousand decrease in royalty expense .
Interest expense of $424 thousand for the six months ended September 30, 2021 consists of $350 thousand for our revolving credit facility with Nexperia and $74 thousand for our note payable to Yaskawa. Interest expense of $380 thousand for the six months ended September 30, 2020 consists of $305 thousand for our revolving credit facility with Nexperia and $75 thousand for our note payable to Yaskawa.
Loss in joint venture was $2.6 million for the six months ended September 30, 2021 compared with $3.8 million for the same period in 2020.
Changes in fair value of promissory note were a $605 thousand gain and a $2.4 million loss for the six months ended September 30, 2021 and 2020, respectively.
Other income, net of other expenses, increased $944 thousand, or 89.5 percent, to $2.0 million for the six months ended September 30, 2021 from $1.1 million for the same period in 2020, due primarily to recognition of a $1.5 million gain upon termination of the JVA between FSL and Transphorm Aizu.
Net loss decreased $7.9 million, or 88.1 percent, to $1,072 thousand for the six months ended September 30, 2021 from $9.0 million for the same period in 2020. The increase was attributable primarily to a (i) $6.3 million increase in revenue, (ii) $3.0 million in positive change in fair value of promissory note, and (iii) $1.2 million decrease in loss in joint venture, offset by a $3.4 million increase in operating expenses.
Liquidity and Capital Resources
As of September 30, 2021, we had cash on hand of $2.5 million, other current assets of $7.7 million and current liabilities of $21.9 million, resulting in negative working capital of $11.7 million. As of September 30, 2021, the negative working capital included the promissory note of $15.6 million.

The Company’s ability to sustain operations is dependent mainly on its ability to successfully market and sell its products and through additional financings until profitability with positive cash flows are achieved. The Company currently incurs and historically has incurred losses from operations and expects to do so in the foreseeable future. The Company has sustained recurring losses and negative cash flows from operations which raised substantial doubt about the Company’s ability to continue as a going concern. During the six months ended September 30, 2021, the Company used $8.6 million of cash in operations. Although we expect to continue to incur losses and negative cash flows from operating activities, during November 2021, we raised $33.0 million from private placements. Consequently, the Company now has sufficient resources to fund its operations for the next twelve months from the date of this filing, and therefore, the substantial doubt about our ability to continue as a going concern has been alleviated. The Company may need to continue to raise additional capital to finance its losses and negative cash flows from operations beyond the next twelve months and may continue to be dependent on additional capital raises.

Future Funding Requirements

In February 2020, we sold 5,380,000 shares of our common stock at a purchase price of $4.00 per share in a private placement. In December 2020, we sold 5,000,000 shares of our common stock at a purchase price of $3.00 per share in a private placement. In March 2021, we sold 250,000 shares of our common stock at a purchase price of $4.00 per share in a private placement. In August 2021, we sold 1,000,000 shares of our common stock at a purchase price of $5.00 per share in a private placement. In between November 5, 2021 and November 9, 2021, we sold 6,600,000 shares of our common stock at a purchase price of $5.00 per share in private placements. We believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans for at least the next twelve months. We will continue to evaluate our projected expenditures relative to our available cash and evaluate financing alternatives in order to satisfy our working capital and other cash requirements.
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
Our future capital requirements will depend on many factors including our revenue growth rate, billing frequency, the impact of the COVID-19 pandemic, the timing and extent of spending to support further sales and marketing and research and development efforts, and our obligations in connection with AFSW. The future impact of the COVID-19 pandemic cannot be predicted with certainty and may make it more difficult or preclude us from raising additional capital, increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We will require additional equity or debt financing, which we may not be able to raise on terms acceptable to us or at all. If we are unable to raise additional capital when required, our business, results of operations and financial condition would be materially and adversely affected, or we may need to cease operations altogether.
Cash Flows
As of September 30, 2021, our cash and cash equivalents were $2.0 million. The following table shows a summary of our cash flows for the periods presented (in thousands):

	Six Months Ended September 30,		Change
	2021	2020
Net cash (used in) provided by:
Operating activities	$(8,612)	$(6,542)	$(2,070)
Investing activities	(3,490)	(3,825)	335
Financing activities	5,134	14	5,120
Decrease in cash and cash equivalents excluding effect of foreign exchange rate changes	$(6,968)	$(10,353)	$3,385
Operating Activities

Net cash used in operating activities was $8.6 million and $6.5 million for the six months ended September 30, 2021 and 2020, respectively. The decrease of $2.1 million was attributable primarily to a $3.0 million increase in non-cash licensing revenue from a related party, a $3.0 million decrease in changes in fair value of promissory note, a $2.4 million decrease in inventory, and a $2.7 million decrease in loss in joint venture, offset primarily by a $7.9 million increase in net loss.
Investing Activities

Net cash used in investing activities was $3.5 million and $3.8 million for the six months ended September 30, 2021 and 2020, respectively. The decrease of $335 thousand was attributable primarily to a $698 thousand decrease in investment in joint venture, offset by a $363 thousand increase in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $5.1 million and $14 thousand for the six months ended September 30, 2021 and 2020, respectively. Net cash provided by financing activities during the six months ended September 30, 2021 relates to net proceeds of $5.0 million from the sale of our common stock in a private placement.
Nexperia Loan and Security Agreement
On April 4, 2018, we entered into the LSA with Nexperia. The LSA provides for term loans in an aggregate principal amount of up to $15.0 million, which term loans are available in tranches (Tranche A, Tranche B and Tranche B-1) and subject to the satisfaction of specified conditions. As of September 30, 2021 and March 31, 2021, the aggregate principal amount of term loans outstanding under the LSA was $0 and $10.0 million, respectively. The LSA also provides for a $10.0 million Tranche C Loan commitment, which Tranche C Loans may be borrowed, repaid and reborrowed subject to the terms and conditions of the LSA. As of September 30, 2021 and March 31, 2021, the aggregate principal amount of Tranche C Loans outstanding under the LSA was $12.0 million and $10.0 million, respectively. The proceeds of the loans under the LSA may be used as set forth therein for development work related to the DLA, the repayment of specified debt and for general corporate purposes.
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

Contractual Obligations and Commitments

As of September 30, 2021, there were no material changes to our contractual obligations and commitments, as described in our Transition Report on Form 10-K for the transition period from January 1, 2021 to March 31, 2021, except for a reduction of $8.0 million in our development loans due within one year of March 31, 2021.
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
There have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2021 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Transition Report on Form10-K for the transition period from January 1, 2021 to March 31, 2021.
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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, management, including our chief executive officer and our chief financial officer, concluded that as of September 30, 2021, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting.

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
Since our inception in 2007, we have generated minimal revenue and substantial net losses as we have devoted our resources to the development of our technology, and our business model has not been proven. As of September 30, 2021, we had an accumulated deficit of $169.5 million. For the six months ended September 30, 2021 and 2020, our net loss was $1,072 thousand and $9.0 million, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in our infrastructure and research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses or obtain additional contracts from the federal government. Our revenue growth may be slower than anticipated or our revenue may decline for a number of other reasons, including slower growth of, or reduced demand for, GaN power management solutions, increased competition, or any failure to capitalize on growth opportunities. If we are unable to generate sufficient revenue, we may never become profitable or be able to maintain any future profitability. If this were to occur, our stockholders could lose all or part of their investment.
The Company may need to raise capital to finance its losses and negative cash flows from operations beyond the next twelve months and may continue to be dependent on additional capital raises, which may be unavailable on attractive terms, if at all, and could dilute your investment.

The Company currently incurs and historically has incurred losses from operations and expects to do so in the foreseeable future. The Company has sustained recurring losses and negative cash flows from operations which raised substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm issued their audit report on the transition period of three months ended March 31, 2021, and the years ended December 31, 2020 and 2019, which included an explanatory paragraph as to our ability to continue as a going concern. During November 2021, the Company we raised $33.0 million from private placements. Consequently, the Company now has sufficient resources to fund its operations for the next twelve months from the date of this filing, and therefore, the substantial doubt about our ability to continue as a going concern has been alleviated. While we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans for at least the next twelve months, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate.

For example, we are party to a joint venture agreement with a third party for the ownership and operations of AFSW, a wafer fabrication facility located in Aizu Wakamatsu, Japan. We currently hold a 25% interest in AFSW. For as long as we have had an ownership interest in AFSW, it has operated at a loss. Our share of the operating losses incurred by AFSW over the 12-month periods ended September 30, 2021 and 2020 were approximately $8.1 million and $4.8 million, respectively. We have agreed to use our best efforts to maintain and continue the operations of AFSW until at least August 1, 2022, which will continue to negatively affect our cash flow. In addition, the ongoing COVID-19 pandemic may negatively impact or slow down any efforts by us to secure additional business for AFSW.
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
The effects of health epidemics or pandemic could materially affect our operations globally, including at our headquarters in California and at our subsidiaries in Japan. For example, the COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. The COVID-19 pandemic continues to impact our business and has adversely disrupted and will further disrupt the operations at certain of our customers, partners, suppliers and other third-party providers for an uncertain period of time, including as a result of travel restrictions, adverse effects on budget planning processes, business deterioration, and/or business shutdowns, all of which has impacted our business and results of operations. Some of our customers have experienced delays in their internal development programs and design cycles with our GaN products due to the effects of the COVID-19 pandemic, which have led to postponements of their orders of our products and postponements of determinations that our products will be used in their designs for new products under development with corresponding delays in their market introduction and our achievement of revenues. Our billings under our contract with the U.S. Navy have been lower than originally expected as a result of the pandemic. The pandemic has also led to delays for certain milestones in our development projects that are due in 2021.
We have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate. We required our employees to work remotely unless they could not perform their essential functions remotely, and have also suspended all non-essential travel for our employees. While many of our employees are accustomed to working remotely or working with other remote employees, much of our workforce has not historically been remote. Our employees and consultants typically travel frequently to establish and maintain relationships with one another, our customers and prospective customers, partners, and investors. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, temporarily suspending travel and restricting the ability to do business in person has impacted our customer success efforts, sales and marketing efforts, and may challenge our ability to enter into customer contracts or maintain or enter into new partnerships in a timely manner, slow down our recruiting efforts, or create operational or other challenges, any of which could harm our business, financial condition and results of operations. Furthermore, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, not possible, for us to continue our business for a substantial period of time.
There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and will depend on developments, including the duration and spread of the virus and its variants, its impact on our employees, customers, partners, suppliers and other third-party providers, and actions that may be taken by governmental authorities. Some of our suppliers of certain materials used in the production of our products are located in areas impacted by the COVID-19 pandemic, which could limit our ability to obtain sufficient materials for our products. Furthermore, the pandemic may negatively impact our ability to secure additional business for AFSW. The pandemic has and will continue to adversely affect global economies and financial markets, resulting in an economic downturn that could affect demand for our products and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. Any of the foregoing could significantly harm our business, and we cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business.

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
The markets in which we compete are highly competitive. We expect competition to intensify in the future as existing competitors and new market entrants introduce new products into our markets. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and the loss of market share, any of which could seriously harm our business, financial condition and results of operations. If we do not keep pace with product and technology advances and otherwise keep our product offerings competitive, there could be a material and adverse effect on our competitive position, revenue and prospects for growth. Many of our existing competitors, such as silicon-based product providers (e.g., ST Microelectronics, ON Semiconductor, and Mitsubishi), silicon carbide-based product providers (e.g., Rohm, United Silicon Carbide and Wolfspeed) and other high-voltage GaN product providers (e.g., Power Integrations, Infineon, GaN Systems, Navitas and Texas Instruments), have, and some of our potential competitors could have, substantial competitive advantages such as:

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
We are a development stage company with 104 employees as of September 30, 2021 and are subject to the strains of ongoing development and growth, which has placed significant demands on our management and our operational and financial infrastructure. To manage any growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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
We have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In connection with the audit of our consolidated financial statements for the year ended December 31, 2018, we identified certain deficiencies relating to our internal control over financial reporting that constitute material weaknesses under standards established by the PCAOB. As of March 31, 2021, those material weaknesses continued to exist. Accordingly, we were not able to assert that our internal control over financial reporting was effective as of March 31, 2021. As of September 30, 2021, there was no change in our internal control over financial reporting. The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. We identified a material weakness related to the fact that certain members of our finance team and personnel are able to operate across a number of different functions and have user access that gives rise to segregation of duties risks in connection with our information technology infrastructure. Access to systems has subsequently been restricted and access is being managed by independent personnel. Users, roles and permission to systems are reviewed and verified for completeness of data. The other material weakness relates to a lack of evidence to support review work and oversight procedures. Formal review processes and meetings are being introduced in addition to the creation of a specific role in the finance team to review documentation and prepare evidence of such review. These material weaknesses have a pervasive impact on various activity level and financial reporting cycles. We will need to take additional measures to fully remediate these deficiencies. The measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issue identified, (2) ensure that our internal controls are effective, or (3) ensure that the identified material weaknesses or other material weaknesses will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in SEC rules and forms will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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
As of September 30, 2021, KKR Phorm Investors L.P. (“Phorm”) beneficially owned approximately 50.8% of our outstanding common stock. As a result, we may be a controlled company within the meaning of the Nasdaq or NYSE corporate governance standards, if we eventually list on the applicable exchange. Under Nasdaq rules, for example, a controlled company may elect not to comply with certain corporate governance requirements of the Nasdaq, including the requirements that:

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
As of September 30, 2021, Phorm, our largest stockholder, beneficially owned approximately 50.8% of our common stock, and our executive officers and directors, together with holders of ten percent or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 54.2% of our common stock. As a result, these stockholders, acting together, or Phorm individually, have the ability to significantly impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together or Phorm individually, have the ability to significantly impact the management and affairs of our company. Under the Phorm Stockholders Agreement, Phorm has the right to nominate (i) a majority of the board so long as it beneficially owns at least 40% of our then-outstanding shares of common stock, (ii) 33% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 20% but less than 40% of our then-outstanding shares of common stock, and (iii) 10% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 10% but less than 20% of our then-outstanding shares of common stock. Further, pursuant to the Phorm Stockholders Agreement, so long as Phorm beneficially owns 20% or more of the outstanding shares of our common stock, we will take all necessary action to cause a director nominated by Phorm to serve as chair of our board of directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable

Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Report	Form	Exhibit No.	Filing Date	SEC File No.
4.1	Warrant to Purchase Shares of Common Stock of the Registrant, dated August 13, 2021, issued to SAS Capital Co., Ltd.	X
4.2	Warrant to Purchase Shares of Common Stock of the Registrant, dated October 4, 2021, issued to Yaskawa Electric Corporation		8-K	10.2	October 7, 2021	000-55832
10.1	Note Amendment and Conversion Agreement, dated October 4, 2021, by and among the Registrant, Transphorm Technology, Inc. and Yaskawa Electric Corporation		8-K	10.1	October 7, 2021	000-55832
10.2†	Share Purchase Agreement, dated as of July 20, 2021, by and between Transphorm Aizu, Inc. and GaNovation, Pte. Ltd.	X
10.3† *	Joint Venture Agreement, dated as of December 20, 2020, by and between the Registrant and JCP Capital Management, LLC	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
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

Transphorm, Inc.

Date:	November 12, 2021	By:	/s/ Mario Rivas
Mario Rivas
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Cameron McAulay
Cameron McAulay
Chief Financial Officer
(Principal Financial and Accounting Officer)