Form 10-Q
period 2021-12-31
Transphorm, Inc.
filed 2022-02-11
CIK 1715768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of February 2, 2022, 53,340,958 shares of the registrant’s common stock were outstanding.

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
•We may need to raise capital to finance our losses and negative cash flows from operations from the date of this filing and may continue to be dependent on additional capital raises, which may be unavailable on attractive terms, if at all, and could dilute your investment.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Transphorm, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share and per share data)

	December 31, 2021 (unaudited)	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$40,467	$9,500
Restricted cash	500	—
Accounts receivable, net, including related parties	2,489	1,618
Inventory	5,956	2,223
Prepaid expenses and other current assets	1,249	953
Total current assets	50,661	14,294
Property and equipment, net	1,897	1,360
Goodwill	1,250	1,302
Intangible assets, net	691	914
Investment in joint venture	61	—
Other assets	282	274
Total assets	$54,842	$18,144

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$4,749	$3,140
Deferred revenue	267	505
Development loan	—	10,000
Revolving credit facility, including accrued interest	368	10,150
Unfunded commitment to joint venture	—	1,866
Accrued payroll and benefits	1,239	1,410
Total current liabilities	6,623	27,071
Revolving credit facility	12,000	—
Promissory note	—	16,128
Total liabilities	18,623	43,199
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 750,000,000 shares authorized as of December 31, 2021 and March 31, 2021, and 53,066,922 and 40,531,996 shares issued and outstanding as of December 31, 2021 and March 31, 2021, respectively	5	4
Additional paid-in capital	210,841	144,201
Accumulated deficit	(173,639)	(168,403)
Accumulated other comprehensive loss	(988)	(857)
Total stockholders’ equity (deficit)	36,219	(25,055)
Total liabilities and stockholders’ equity (deficit)	$54,842	$18,144
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenue, net, including related parties (Note 11)	$4,604	$2,013	$19,123	$10,271
Operating expenses:
Cost of goods sold	3,935	1,936	8,741	5,227
Research and development	1,609	1,453	5,023	4,118
Sales and marketing	976	581	2,488	1,656
General and administrative	2,852	2,490	8,309	7,236
Total operating expenses	9,372	6,460	24,561	18,237
Loss from operations	(4,768)	(4,447)	(5,438)	(7,966)
Interest expense	187	191	611	571
Loss in joint venture	712	1,618	3,294	5,417
Changes in fair value of promissory note	—	(973)	(605)	1,394
Other income, net	(1,503)	(571)	(3,502)	(1,626)
Loss before tax expense	(4,164)	(4,712)	(5,236)	(13,722)
Tax expense	—	—	—	—
Net loss	$(4,164)	$(4,712)	$(5,236)	$(13,722)
Net loss per share - basic and diluted	$(0.08)	$(0.13)	$(0.12)	$(0.38)
Weighted average common shares outstanding - basic and diluted	49,147,630	35,719,749	43,671,321	35,338,132
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net loss	$(4,164)	$(4,712)	$(5,236)	$(13,722)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(70)	(7)	(131)	(18)
Other comprehensive loss, net of tax	(70)	(7)	(131)	(18)
Comprehensive loss	$(4,234)	$(4,719)	$(5,367)	$(13,740)
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)
For the Three Months Ended December 31, 2020 and 2021
(in thousands except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity (Deficit)
	Number of Shares	Amount
Balance at October 1, 2020	35,266,496	$4	$128,385	$(157,112)	$(765)	$(29,488)
Stock options exercised	—	—	—	—	—	—
Restricted stock awards issued	12,000	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—
Issuance of common stock (Note 9)	5,000,000	—	13,646	—	—	13,646
Stock-based compensation	—	—	705	—	—	705
Other comprehensive loss	—	—	—	—	(7)	(7)
Net loss	—	—	—	(4,712)	—	(4,712)
Balance at December 31, 2020	40,278,496	$4	$142,736	$(161,824)	$(772)	$(19,856)

Balance at October 1, 2021	41,664,020	$4	$150,843	$(169,475)	$(918)	$(19,546)
Vesting of restricted stock units	9,750	—	—	—	—	—
Issuance of common stock (Note 9)	8,273,152	1	44,772	—	—	44,773
Conversion of promissory note (Note 9)	3,120,000	—	14,378	—	—	14,378
Stock-based compensation	—	—	848	—	—	848
Other comprehensive loss	—	—	—	—	(70)	(70)
Net loss	—	—	—	(4,164)	—	(4,164)
Balance at December 31, 2021	53,066,922	$5	$210,841	$(173,639)	$(988)	$36,219
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)
For the Nine Months Ended December 31, 2020 and 2021
(in thousands except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity (Deficit)
	Number of Shares	Amount
Balance at April 1, 2020	35,135,520	$4	$127,683	$(148,102)	$(754)	$(21,169)
Stock options exercised	3,475	—	14	—	—	14
Restricted stock awards issued	139,501	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—
Issuance of common stock (Note 9)	5,000,000	—	13,646	—	—	13,646
Stock-based compensation	—	—	1,393	—	—	1,393
Other comprehensive loss	—	—	—	—	(18)	(18)
Net loss	—	—	—	(13,722)	—	(13,722)
Balance at December 31, 2020	40,278,496	$4	$142,736	$(161,824)	$(772)	$(19,856)

Balance at April 1, 2021	40,531,996	$4	$144,201	$(168,403)	$(857)	$(25,055)
Stock options exercised	31,925	—	134	—	—	134
Vesting of restricted stock units	12,750	—	—	—	—	—
Issuance of common stock (Note 9)	9,370,251	1	50,272	—	—	50,273
Conversion of promissory note (Note 9)	3,120,000	—	14,378	—	—	14,378
Stock-based compensation	—	—	1,856	—	—	1,856
Other comprehensive loss	—	—	—	—	(131)	(131)
Net loss	—	—	—	(5,236)	—	(5,236)
Balance at December 31, 2021	53,066,922	$5	$210,841	$(173,639)	$(988)	$36,219
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,236)	$(13,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory write-off	202	266
Depreciation and amortization	621	599
Provision for doubtful accounts	—	110
Licensing revenue from a related party	(8,000)	(5,000)
Stock-based compensation	1,856	1,393
Interest cost	295	571
Gain on promissory note conversion	(1,222)	—
Loss in joint venture	1,839	5,417
Changes in fair value of promissory note	(605)	1,394
Changes in operating assets and liabilities:
Accounts receivable	(871)	423
Inventory	(3,935)	(808)
Prepaid expenses and other current assets	204	320
Other assets	(8)	197
Accounts payable and accrued expenses	1,359	63
Deferred revenue	(238)	674
Accrued payroll and benefits	(171)	139
Net cash used in operating activities	(13,910)	(7,964)
Cash flows from investing activities:
Purchases of property and equipment	(690)	(58)
Investment in joint venture	(3,765)	(5,800)
Net cash used in investing activities	(4,455)	(5,858)
Cash flows from financing activities:
Proceeds from stock option exercise	134	14
Proceeds from issuance of common stock, net	49,773	13,646
Net cash provided by financing activities	49,907	13,660
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(75)	208
Net increase in cash, cash equivalents and restricted cash	31,467	46
Cash, cash equivalents and restricted cash at beginning of period	9,500	14,648
Cash, cash equivalents and restricted cash at end of period	$40,967	$14,694

Supplemental disclosures of cash flow information:
Interest expense paid	$316	$915
Supplemental non-cash investing activity:
Equipment purchases	$250	$—
Supplemental non-cash financing activity:
Issuance of shares in connection with a service contract	$500	$—
Development loan reduction related to licensing revenue	$8,000	$5,000
Conversion of promissory note	$15,600	$—
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
In management’s opinion, the accompanying unaudited condensed consolidated financial statements of Transphorm reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended December 31, 2021, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) have been condensed or omitted. The aforementioned unaudited condensed consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the transition period from January 1, 2021 to March 31, 2021. The consolidated balance sheet as of March 31, 2021 is derived from those audited financial statements.
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
In addition, pursuant to the Merger Agreement, (i) options to purchase 29,703,285 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger under Transphorm Technology’s 2007 Stock Plan (the “2007 Plan”) and 2015 Equity Incentive Plan (the “2015 Plan”) were assumed and converted into options to purchase 2,461,923 shares of our common stock, (ii) warrants to purchase 186,535 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed, amended and converted into warrants to purchase 15,461 shares of our common stock, and (iii) Transphorm Technology’s outstanding convertible promissory note was amended to be convertible at the option of the holder, into shares of our common stock at a conversion price of $5.12 per share. On October 4, 2021, the promissory note of $15.6 million, consisting of an outstanding principal amount of $15.0 million plus accrued but unpaid interest of $600 thousand, was further amended to reduce the conversion price from $5.12 per share to $5.00 per share and converted into an aggregate of 3,120,000 shares of our common stock. See Note 3 - Fair Value Measurements, Note 6 - Debts and Note 9 - Stockholders’ Equity (Deficit).
All per share and share amounts for all periods presented have been retroactively adjusted to reflect the effect of the Merger.
Liquidity and Capital Resources
The Company’s ability to sustain operations is dependent mainly on its ability to successfully market and sell its products and through additional financings until profitability with positive cash flows are achieved. The Company currently incurs and historically has incurred losses from operations and expects to do so in the foreseeable future. The Company has sustained recurring losses and negative cash flows from operations which previously raised substantial doubt about the Company’s ability to continue as a going concern. During the nine months ended December 31, 2021, the Company used $13.9 million of cash in operations. Although the Company expects to continue to incur losses and negative cash flows from operating activities, during the nine months ended December 31, 2021, the Company raised gross proceeds of $50.9 million from private placements. Consequently, the Company has sufficient resources to fund its operations for the next twelve months from the date of this filing, and therefore, the substantial doubt about the Company’s ability to continue as a going concern has been alleviated. The Company may need to continue to raise additional capital to finance its losses and negative cash flows from operations beyond the next twelve months and may continue to be dependent on additional capital raises.

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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly-liquid investments with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist principally of bank deposits and money market funds. Restricted cash of $575 thousand as of December 31, 2021 consists of $500 thousand of cash in current asset and $75 thousand of long-term deposit in other assets. Restricted cash of $75 thousand as of March 31, 2021 consists of long-term deposit in other assets.
Foreign Currency Risk
The Company is exposed to foreign currency risk due to its operations in Japan (Yen). Assets and liabilities of the operations are re-measured into U.S. currency at exchange rates in effect at the balance sheet dates through the consolidated statements of comprehensive income. Gains or losses resulting from foreign currency transactions are re-measured using the rates on the dates on which those elements are recognized during the period and are included in other income or expense in the consolidated statements of operations. The differences between the exchange rates used for conversion and at the period end on the cash provided/(used in) are the amounts to be presented on the consolidated cash flow statement as effect of foreign exchange rate change on cash, cash equivalents and restricted cash. As of December 31, 2021 and March 31, 2021, the Company had foreign cash and cash equivalents of $65 thousand and $444 thousand, respectively, which represented 0.2 percent and 4.7 percent, respectively, of total cash and cash equivalents.
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
Accounts Receivable
Accounts receivable are analyzed and allowances for uncollectible accounts are recorded, as required. Provisions for uncollectible accounts, if any, are recorded as bad debt expense and included in general and administrative expenses in the accompanying consolidated statements of operations. The process for determining the appropriate level of allowances for doubtful accounts involves judgment, and the Company considers such factors as the age of the underlying receivables, historical and projected collection trends, the composition of outstanding receivables, current economic conditions and regulatory changes. An account is fully reserved when reasonable collection efforts have been unsuccessful and it is probable that the receivable will not be recovered. Provision for doubtful accounts amounted to $0 for the three months ended December 31, 2021 and recovery of doubtful accounts amounted to $36 thousand for the three months ended December 31, 2020. Provision for doubtful accounts amounted to $0 and $110 thousand for the nine months ended December 31, 2021 and 2020, respectively.
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
Goodwill
Goodwill arose for the acquisition of a business in February 2014 based in Japan and was accounted for as the purchase of a business. Goodwill generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment at least annually in December unless certain events occur or circumstances change. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. We test for goodwill impairment annually, March 31, or earlier if events or changes in circumstances indicate goodwill might possibly be impaired. Impairment exists when the carrying value of the goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess as a charge to operations in the unaudited condensed consolidated statements of operations. For the three and nine months ended December 31, 2021 and 2020, no impairment charge was recorded related to goodwill.
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
If it is determined that the carrying values might not be recoverable based upon the existence of one or more indicators of impairment, the Company performs a test for recoverability using various methodologies, such as the income approach or cost approach, to determine the fair value of intangible assets depending upon the nature of the assets. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their respective fair values. For the three and nine months ended December 31, 2021 and 2020, no impairment charges were recorded related to intangible assets.
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

As part of the multi-element commercial arrangement executed with Nexperia on April 4, 2018 (see Note 2 - Nexperia Arrangement), the Company agreed to grant Nexperia the perpetual exclusive right to use the Company’s existing Gen-3 manufacturing process technology. License fees are received upon satisfaction of contractual milestones and recognized upon delivery of the perpetual license or transferred technology without any remaining performance obligations. The Company recognized $0 and $8.0 million of licensing revenue for the three and nine months ended December 31, 2021, respectively, and $0 and $5.0 million of licensing revenue for the three and nine months ended December 31, 2020, respectively.

In December 2020, the Company entered into a cooperation and development agreement with Yaskawa Electric Corporation (“Yaskawa”), pursuant to which Yaskawa agreed to provide $4.0 million over approximately three years to fund development activities related to industrial power conversion applications, with an initial focus on servo motor drive applications. Yaskawa provided payments of $1.0 million and $750 thousand of this $4.0 million commitment in December 2020 and July 2021, respectively. The Company evaluated and concluded that the deliverables are the same and nature of the services to be provided to Yaskawa will be consistent over the period of approximately three years. Accordingly, the Company recognized $333 thousand as revenue in each of the three months ended December 31, 2020, March 31, 2021 and June 30, 2021 and recognized $375 thousand as revenue in each of the three months ended September 30, 2021 and December 31, 2021.

Government contract revenues are principally generated under research and development contracts. Contract revenues are derived primarily from research contracts with agencies of the U.S. government. We believe credit risk related to accounts receivable arising from such contracts is minimal. These contracts may include cost-plus fixed fee and fixed price terms. All payments to us for work performed on contracts with agencies of the U.S. government are subject to adjustment upon audit by the Defense Contract Audit Agency. The contract expires March and June 2022 and the Company is working on an extension. The Company received new government authorized rates for billing purposes which allowed for retroactive application since inception. The cumulative impact of this rate change as of December 31, 2021 was $423 thousand, of which $(83) thousand and $505 thousand were recorded in the three months ended March 31, 2021 and September 30, 2020, respectively. The Company will use the new approved rates on a go-forward basis.

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
Research and Development
The Company is a party to research grant contracts with the U.S. government for which the Company is reimbursed for specified costs incurred for its research projects. These projects include energy saving initiatives for which the U.S. government offers reimbursement funds. Such reimbursements are recorded as an offset to research and development expenses when the related qualified research and development expenses are incurred. Reimbursable costs are recognized in the same period the costs are incurred up to the limit of approved funding amounts on qualified expenses. Grant reimbursement of $80 thousand and $47 thousand was recorded as an offset to research and development expense for the three months ended December 31, 2021 and 2020, respectively. Grant reimbursement of $151 thousand and $353 thousand was recorded as an offset to research and development expense for the nine months ended December 31, 2021 and 2020, respectively.
Stock-Based Compensation
All share-based payments, including grants of stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), are measured at the fair value of the share-based awards on the grant date and recognized over their respective vesting periods, which is generally one to four years. The estimated fair value of stock options at the grant date is determined using the Black-Scholes-Merton pricing model, and the RSAs and

RSUs are measured using the fair market value of the stock price at grant date. The Company recognizes the fair value of share-based payments as compensation expense for all expected-to-vest stock-based awards over the vesting period of the award using the straight-line attribution or graded vesting method provided that the amount of compensation cost recognized at any date is no less than the portion of the grant-date fair value of the award that is vested at that date.
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
For the three and nine months ended December 31, 2021, there were 6,947,976 shares, consisting of 2,957,904 stock options, 1,248,007 restricted stock units and 2,742,065 stock warrants, that were not included in the computation of diluted income per share because their effect would be anti-dilutive. For the three and nine months ended December 31, 2020, there were 3,285,058 shares, consisting of 2,320,318 stock options, 805,325 restricted stock units and 159,415 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive.
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
Segment Reporting
The Company’s operations and its financial performance is evaluated on a consolidated basis by the chief operating decision maker. The Company’s chief operating decision maker is the Parent’s Chief Executive Officer. Accordingly, the Company considers all of its operations to be aggregated in one reportable operating segment. For the three months ended December 31, 2021, total revenue was $4.6 million, of which $4.6 million was from U.S. operations and $9 thousand was from Japan operations. For the three months ended December 31, 2020, total revenue was $2.0 million, of which $1.6 million was from U.S. operations and $392 thousand was from Japan operations. For the nine months ended December 31, 2021, total revenue was $19.1 million, of which $18.6 million was from U.S. operations and $506 thousand was from Japan operations. For the nine months ended December 31, 2020, total revenue was $10.3 million, of which $9.6 million was from U.S. operations and $702 thousand was from Japan operations.
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
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table summarizes the Company’s liabilities measured at fair value as of the dates presented, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
December 31, 2021
Promissory note	$—	$—	$—
March 31, 2021
Promissory note	$—	$—	$16,128

The following table includes the changes in fair value of the promissory note which are Level 3 on the fair value hierarchy (in thousands):

April 1, 2021	$16,128
Interest expense accrued	77
Increase in fair value	(605)
Conversion	(15,600)
December 31, 2021	$—

April 1, 2020	$13,885
Interest expense accrued	150
Increase in fair value	2,093
March 31, 2021	$16,128
On October 4, 2021, the promissory note of $15.6 million, consisting of an outstanding principal amount of $15.0 million plus accrued but unpaid interest of $600 thousand, was converted into an aggregate of 3,120,000 shares of common stock. See Note 6 - Debts and Note 9 - Stockholders’ Equity (Deficit).

The Company recorded interest expense of $3 thousand and $38 thousand for the three months ended December 31, 2021 and 2020, respectively. The Company recorded interest expense of $77 thousand and $113 thousand for the nine months ended December 31, 2021 and 2020, respectively. Fair value of promissory note decreased by $605 thousand for the nine months ended December 31, 2021. Fair value of promissory note decreased by $973 thousand and increased by $1.4 million for the three and nine months ended December 31, 2020, respectively.

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

The following table summarizes assumptions used for fair value of promissory note as of the dates presented:

	December 31, 2021	March 31, 2021
Stock price	—	$3.75
Time	—	1.5 years
Risk-free rate	—	0.12%
Volatility	—	50.6%

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
Significant customers are those that represent 10% or more of revenue or accounts receivable and are set forth in the following table:

			Accounts Receivable As of
			December 31, 2021	March 31, 2021
Customer A			15.3%	31.1%
Customer B			21.1%	33.9%
Customer C			39.7%	*
Customer D			*	10.0%

	Revenue for the Three Months Ended December 31,		Revenue for the Nine Months Ended December 31,
	2021	2020	2021	2020
Customer A	10.9%	23.8%	49.8%	62.6%
Customer B	21.3%	43.9%	15.7%	26.6%
Customer C	41.2%	*	16.1%	*
Customer D	*	*	*	*
* Less than 10% of total
Customer A is a related party and Customer B is a government agency. JCP Capital Management, LLC is a majority stockholder of Customer C. See Note 7 - Investment in AFSW and Note 11 - Related Party Transactions.

Note 5 - Inventory
Inventory consists of the following as of the dates presented (in thousands):

	December 31, 2021	March 31, 2021
Raw materials	$2,423	$626
Work in process	2,191	1,054
Finished goods	1,342	543
Total	$5,956	$2,223
An inventory write-off of $8 thousand and $161 thousand was recorded for the three months ended December 31, 2021 and 2020, respectively. An inventory write-off of $202 thousand and $266 thousand was recorded for the nine months ended December 31, 2021 and 2020, respectively.

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
As of December 31, 2021, and March 31, 2021, aggregate principal amount of term loans outstanding under the LSA were $0 and $10.0 million, respectively.

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

The Tranche C Loans are recorded based on principal in the amount of $12.0 million and accrued interest (6% interest per annum). The Company recorded interest expense of $184 thousand and $153 thousand for the three months ended December 31, 2021 and 2020, respectively, and $534 thousand and $458 thousand for the nine months ended December 31, 2021 and 2020, respectively. The Company paid interest expense of $0 and $153 thousand for the three months ended December 31, 2021 and 2020, respectively, and $316 thousand and $915 thousand for the nine months ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and March 31, 2021, the total balance of the revolving credit facility was $12.4 million and $10.2 million, respectively.

Promissory Note

The Company’s stated value of promissory note obligation as of the dates presented consists of the following (in thousands):

	Interest Rate	Due Date	December 31, 2021	March 31, 2021
Yaskawa Note	1.00%	September 2022	$—	$15,523
Pursuant to ASC 825-10-15-4, the Company elected to apply the fair value option for the promissory note. As of the dates presented, the Company determined the fair value for the note, as compared to the face value, including accrued interest, as follows (in thousands):

	December 31, 2021	March 31, 2021
Yaskawa Note	$—	$16,128
Fair value of promissory note decreased $605 thousand and increased $1.4 million for the nine months ended December 31, 2021 and 2020, respectively.

In October 2017, the Company issued an unsecured subordinated convertible promissory note to Yaskawa (the “Yaskawa Note”) for $15.0 million. The stated interest rate of the Yaskawa Note was 1.0%, and principal plus interest was due on the earlier of September 30, 2022, or the date of the occurrence of an Event of Default, Change of Control or an Initial Public Offering (all terms as defined in the Yaskawa Note). In connection with the Merger, the Yaskawa Note was amended to be convertible at the option of the holder into a maximum of 3,076,171 shares of our common stock at a conversion price of $5.12 per share.

During September 2021, the Company offered Yaskawa an option to convert the $15.0 million note, including accrued any unpaid interest of $600 thousand, at $5.00 per share and also receive a warrant to purchase 650,000 shares of common stock at $6.00 per share, exercisable within a three year period. On October 4, 2021, the Company entered into a Note Amendment and Conversion Agreement with Yaskawa to (i) reduce the conversion price of the Yaskawa Note from $5.12 per share to $5.00 per share and (ii) remove the limitation on the maximum number of shares of the Company’s stock that could be issued upon conversion of the Yaskawa Note. Yaskawa simultaneously elected to convert the outstanding principal amount (plus accrued but unpaid interest) under the Yaskawa Note, which as of the effective date of the conversion totaled $15.6 million, into an aggregate of 3,120,000 shares of our common stock. The Company also issued to Yaskawa a warrant to purchase up to 650,000 shares of common stock at an exercise price of $6.00 per share with a term of three years. During the three and nine months ended December 31, 2021, the Company recognized $1.2 million gain, in other income, upon the conversion of the Yaskawa Note.
In connection with its promissory note obligation, the Company recorded interest expense of $3 thousand and $38 thousand for the three months ended December 31, 2021 and 2020, respectively, and $77 thousand and $113 thousand for the nine months ended December 31, 2021 and 2020, respectively. In accordance with the terms of the promissory note, interest is added to the principal balance and is reflected in the carrying value on the consolidated balance sheet. As of December 31, 2021 and March 31, 2021, accrued interest on the promissory note was $0 and $523 thousand, respectively.

In December 2020, the Company entered into a cooperation and development agreement with Yaskawa, pursuant to which Yaskawa agreed to provide $4.0 million over approximately three years to fund development activities related to industrial power conversion applications, with an initial focus on servo motor drive applications. Yaskawa provided payments of $1.0 million and $750 thousand of this $4.0 million commitment in December 2020 and July 2021, respectively. Accordingly, with respect to the $1.0 million payment, the Company recognized $333 thousand as revenue in each of the three months ended December 31, 2020, March 31, 2021 and June 30, 2021 and, with respect to the $750 thousand payment, the Company recognized $375 thousand as revenue in each of the three months ended September 30, 2021 and December 31, 2021.

As of December 31, 2021, the scheduled maturity, including accrued interest, of the Company’s borrowings under the Tranche C Loans was as follows (in thousands):

Year Ending March 31,
2022	$368
2023	—
2024	12,000
Total	$12,368

Note 7 - Investment in Aizu Fujitsu Semiconductor Wafer Solution Limited (“AFSW”)
Through July 31, 2021, the Company was party to a joint venture agreement (the “JVA”), by and among Aizu Fujitsu Semiconductor Limited, Fujistu Semiconductor Limited (“FSL”), the Company and Transphorm Aizu, Inc. (“Transphorm Aizu”) for the ownership and operations of AFSW. Through July 31, 2021, the Company held a 49% interest in AFSW through Transphorm Aizu, the Company’s wholly-owned subsidiary established in Japan to manage the financial transactions around AFSW. Transphorm Aizu and FSL funded AFSW based on a mutually agreed funding schedule, which was adjusted as agreed upon by both parties during the three months ended September 30, 2021. Any outstanding balances were reviewed upon the conclusion of the JVA effective July 31, 2021 to assess unfunded commitment to joint venture liability. During the nine months ended December 31, 2021, the Company recognized a $1.5 million gain, in other income, upon termination of the JVA and settlement of its obligation.

On April 1, 2020, FSL exercised its put option under the JVA and notified us that FSL intended to exit the joint venture by selling its 51% interest in AFSW to us. In December 2020, the Company entered into a joint venture agreement with JCP Capital Management, LLC (controlling party with 75% ownership) to create GaNovation, a joint venture company in Singapore, to engage in the business of distribution, development and supply of GaN products and, upon approval of the regulatory authorities in Japan, to purchase FSL’s and Transphorm’s interests in AFSW. In July 2021, regulatory authorities in Japan approved GaNovation’s purchase of 100% of the interests in AFSW from Transphorm and FSL. On July 20, 2021, Transphorm Aizu entered into a Share Purchase Agreement (the “Purchase Agreement”) with GaNovation, pursuant to which GaNovation agreed to acquire Transphorm’s 49% interest in AFSW from Transphorm Aizu for 1 Japanese Yen. The closing of the Purchase Agreement occurred on August 1, 2021. Following the closing of the Purchase Agreement and other concurrent transactions between GaNovation and FSL, Transphorm, through GaNovation, holds a 25% interest in AFSW (down from the previous 49%). The Company has agreed to use its best efforts to maintain the operations of AFSW until at least August 1, 2022.

AFSW manufactures semiconductor products exclusively for its owners under manufacturing agreements at prices estimated to cover the cost of production. AFSW was determined to be a variable interest entity as the equity at risk was not believed to be sufficient. AFSW depends on its owners for any additional cash. The Company extended $3.8 million and $5.8 million to AFSW to fund AFSW’s operations for the nine months ended December 31, 2021 and 2020, respectively. The Company’s known maximum exposure to loss approximated the carrying value of its investment balance, which included the financing. Potential future losses could be higher than the carrying amount of the Company’s investment, as the Company is liable, along with the controlling owner, for other future operating costs or obligations of AFSW. In addition, because Transphorm is currently committed to purchasing GaN wafers and production-related services from AFSW at pre-agreed pricing based upon the Company’s second generation products, the Company may be required to purchase products at a higher cost for its newer generation products. Investment in AFSW was $61 thousand as of December 31, 2021 and unfunded commitment to AFSW was $1.9 million as of March 31, 2021.
The Company’s investment activities in AFSW for the periods presented are summarized below (in thousands):

	For the Nine Months Ended December 31, 2021	For the Year Ended March 31, 2021
Beginning balance	$(1,866)	$(1,546)
Investment	3,765	6,768
Loss	(3,294)	(6,885)
Gain	1,455	—
Effect of exchange rate change	1	(203)
Ending balance	$61	$(1,866)

    Summarized financial information of AFSW for the periods indicated, as provided by the controlling owner, are as follows (in thousands):

			As of
			December 31, 2021	March 31, 2021
Current assets			$1,844	$932
Long-term assets			$5,152	$5,330
Other current liabilities			$3,494	$2,200
Due to controlling owner			$3,707	$22,354
Due to Transphorm			$594	$13,179
Net deficit			$(799)	$(31,471)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
Sales	$2,262	$698	$5,957	$1,728
Gross loss	$(2,338)	$(2,896)	$(7,094)	$(9,214)
Net loss	$(2,848)	$(3,303)	$(9,085)	$(11,057)

Note 8 - Commitments and Contingencies
Commitment with a Government Agency
In connection with a contract with a government agency, the Company entered into a commitment to acquire equipment and services from vendors totaling $7.4 million, all of which is reimbursable. The contract expires March and June 2022 and the Company is working on an extension. The Company has made total purchases of $7.2 million cumulatively as of December 31, 2021, of which $7.2 million was reimbursed by the government agency as of December 31, 2021. During the three and nine months ended December 31, 2021, the Company made purchases of $119 thousand and $347 thousand, respectively, and the remaining accounts payable to the vendors was $135 thousand as of December 31, 2021. For the three months ended March 31, 2021, the Company made purchases of $270 thousand, of which $124 thousand was in accounts payable as of March 31, 2021.

In September 2021, the Company was awarded a $0.9 million contract with a $0.5 million option by a government agency for delivering epiwafer technology. The Company billed and received $2 thousand and $5 thousand for the three and nine months ended December 31, 2021, respectively.
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
As of December 31, 2021, future minimum operating lease commitments were as follows (in thousands):

Year Ending March 31,
2022	$177
2023	697
2024	666
Thereafter	156
Total	$1,696
The Company recorded rent expense, net of rental income, which includes common area maintenance fees in addition to the base rent, of $196 thousand and $237 thousand for the three months ended December 31, 2021 and 2020, respectively, and of $661 thousand and $659 thousand for the nine months ended December 31, 2021 and 2020, respectively. Rental income from a noncancelable sublease was $0 and $45 thousand for the three months ended December 31, 2021 and 2020, respectively, and $0 and $136 thousand for the nine months ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there are no future minimum rental payments to be received under the noncancelable sublease.

Contingencies
During the ordinary course of business, the Company may become a party to legal proceedings incidental to its business. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Legal cost is expensed as incurred. The Company is not aware of any material legal claims or assessments. Although the results of litigation and claims are inherently unpredictable, management believes there was not at least a reasonable possibility that the Company had incurred a material loss with respect to any loss contingencies as of December 31, 2021 and through the issuance of these financial statements.
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

Note 9 - Stockholders’ Equity (Deficit)

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
In December 2019, the Company amended its certificate of incorporation to authorize two classes of stock, to be designated, respectively, common stock and preferred stock. The total number of shares of stock that the Company has the authority to issue is 755,000,000 shares, of which 750,000,000 shares are common stock, $0.0001 par value per share, and 5,000,000 shares are preferred stock, $0.0001 par value per share.
In April 2021, the Company issued 97,099 shares of common stock as payment of $500 thousand for one year internet advertising contract with SRAX, Inc.
In October 2021, the Company issued 3,120,000 shares of common stock to Yaskawa upon the conversion of $15.6 million outstanding principal and accrued interest under the Yaskawa Note.
As of December 31, 2021, 750,000,000 shares of common stock are authorized, of which 53,066,922 shares of common stock were issued and outstanding, and 5,000,000 shares of preferred stock are authorized, none of which were issued and outstanding. The Company’s Board of Directors has the ability to designate the rights, preferences and privileges for the preferred stock.
Private Placements
On February 12, 2020 and February 27, 2020, the Company sold an aggregate of 5,380,000 shares of common stock in a private placement offering at a purchase price of $4.00 per share, with aggregate gross proceeds of $21.5 million (before deducting placement agent fees and other offering expenses, which were an aggregate of $1.8 million).

On December 23, 2020, the Company sold an aggregate of 5,000,000 shares of common stock in a private placement offering at a purchase price of $3.00 per share and issued warrants to placement agents to purchase 150,000 shares of common stock at a price of $3.30 per share, with aggregate gross proceeds of $15.0 million (before deducting placement agent fees, financial advisor fees and other offering expenses, which were an aggregate of $1.4 million excluding warrant cost of $223 thousand).

On March 31, 2021, the Company sold 250,000 shares of common stock in a private placement offering at a purchase price of $4.00 per share, with gross proceeds of $1.0 million (before deducting placement agent fees and other offering expenses, which were an aggregate of $50 thousand).
On August 13, 2021, the Company sold 1,000,000 shares of common stock in a private placement offering at a purchase price of $5.00 per share with gross proceeds of $5.0 million and issued warrants to purchase 209,000 shares of common stock at a price of $6.00 per share (before deducting legal cost of $22 thousand).
On November 5, 2021 and November 9, 2021, the Company sold an aggregate of 6,600,000 shares of common stock in a private placement offering at a purchase price of $5.00 per share, with aggregate gross proceeds of $33.0 million (before deducting placement agent fees and other offering expenses, which were an aggregate of $840 thousand). Pursuant to the purchase agreements entered into with the investors in this offering, during the Second Investment Period (as described below), each investor has the right (but not the obligation), subject to the satisfaction of customary closing conditions, to purchase and acquire from the Company (i) additional shares of common stock at a purchase price of $5.00 per share (the “Second Closing Shares”) and (ii) additional warrants to purchase shares of common stock (the “Second Closing Warrants”). If this purchase option is exercised in full, the maximum number of Second Closing Shares and Second Closing Warrants that may be issued by the Company is 3,299,999 shares of common stock and warrants to purchase 687,501 shares of common stock. The “Second Investment Period” begins on the date of the applicable purchase agreement and ends on the earliest to occur of: (i) the third anniversary of the applicable agreement; (ii) a Change in Control (as defined in the purchase agreements), provided that the Company has given the investor at least 10 days’ prior written notice of such Change in Control; (iii) the tenth day after disclosure to the investor of a Change in Control, but only if the Company has not given prior written notice of such Change in Control to the investor in accordance with clause (ii); or (iv) the 90th day following the date on which the Company’s common stock is first listed on Nasdaq.

On December 7, 2021, the Company sold 1,673,152 shares of common stock in a private placement offering at a purchase price of $7.71 per share, with aggregate gross proceeds of $12.9 million (before deducting a finder’s fee and other offering expenses, which were an aggregate of $286 thousand).
Common Stock
Common stockholders are entitled to dividends, as and when declared by the Company’s Board of Directors, subject to the priority dividend rights of the holders of other classes of stock. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
The Company has reserved shares of common stock for future issuance as of date presented as follows:

December 31, 2021
Equity incentive plans	7,021,949
Common stock warrants	2,742,065
Total	9,764,014

Common Stock Warrants

On December 23, 2020, we issued warrants to purchase 150,000 shares of common stock at an exercise price of $3.30 per share. On August 13, 2021, we issued warrants to purchase 209,000 shares of common stock at an exercise price of $6.00 per share. On October 4, 2021, we issued warrants to purchase 650,000 shares of common stock at an exercise price of $6.00 per share. On November 5, 2021, we issued warrants to purchase 958,334 shares of common stock at an exercise price of $6.00 per share. On November 9, 2021, we issued warrants to purchase 416,667 shares of common stock at an exercise price of $6.00 per share. On December 7, 2021, we issued warrants to purchase 348,649 shares of common stock at an exercise price of $9.25 per share. These warrants are exercisable by paying cash or by cashless exercise for unregistered shares of common stock. The exercise price of the warrants is subject to standard antidilutive provision adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment. We have determined that these warrants related to issuance of common stock are subject to equity treatment because warrant holders have no right to demand cash settlement and there are no unusual anti-dilution rights.
The following warrants to purchase common stock were outstanding as of December 31, 2021:

Number of Shares	Exercise Price	Expiration Date
6,046	$34.74	5 years after an initial public offering of the Company
3,369	$54.41	5 years after an initial public offering of the Company
150,000	$3.30	December 23, 2025
209,000	$6.00	August 13, 2024
650,000	$6.00	October 4, 2024
958,334	$6.00	November 5, 2024
416,667	$6.00	November 9, 2024
348,649	$9.25	December 7, 2024
2,742,065

On January 5, 2022, the Company issued 13,028 shares of common stock in connection with the cashless exercise of a warrant. On January 10, 2022, the Company issued 82,500 shares of common stock in connection with the exercise of a warrant at an exercise price of $3.30 per share.

Note 10 - Stock-Based Compensation
The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by Transphorm Technology’s board of directors on February 10, 2020 and Transphorm Technology’s stockholders on February 12, 2020, and became effective on the business day immediately prior to the closing of the Merger. Our stockholders approved the 2020 Plan on February 11, 2020. We assumed the 2020 Plan in connection with the Merger. The 2020 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to our employees and our parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, and performance shares to our employees, directors, and consultants and our parent and subsidiary corporations’ employees and consultants. As of December 31, 2021, there were 1,248,007 restricted stock units outstanding under the 2020 Plan, 2,957,904 stock options outstanding under the 2020 Plan, and 2,816,038 shares available for grant (which includes an automatic increase of 2,026,599 shares on April 1, 2021) under the 2020 Plan.

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

Stock Options
The following table summarizes stock option activity and related information for the periods presented:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at October 1, 2021	2,506,531	$4.77	5.67	$590
Options granted	473,077	$6.52
Options exercised	—	$—
Options canceled	(21,704)	$9.32
Outstanding at December 31, 2021	2,957,904	$5.02	6.14	$9,218
Exercisable at December 31, 2021	2,227,540	$4.61	5.00	$7,958

Outstanding at October 1, 2020	2,327,423	$4.68	6.16	$167
Options granted	—	$—
Options exercised	—	$—
Options canceled	(7,105)	$8.96
Outstanding at December 31, 2020	2,320,318	$4.67	5.92	$—
Exercisable at December 31, 2020	2,267,154	$4.70	5.86	$—
(1) Intrinsic value represents the excess of the fair value on the last day of the period, which was $8.00 and $3.00 as of December 31, 2021 and 2020, respectively, over the exercise price, multiplied by the number of options.

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at April 1, 2021	2,543,125	$4.82	6.05	$—
Options granted	528,077	$6.31
Options exercised	(31,925)	$4.21
Options canceled	(81,373)	$7.46
Outstanding at December 31, 2021	2,957,904	$5.02	6.14	$9,218
Exercisable at December 31, 2021	2,227,540	$4.61	5.00	$7,958

Outstanding at April 1, 2020	2,458,091	$4.74	6.58	$—
Options granted	—	$—
Options exercised	(3,475)	$3.80
Options canceled	(134,298)	$6.01
Outstanding at December 31, 2020	2,320,318	$4.67	5.92	$—
Exercisable at December 31, 2020	2,267,154	$4.70	5.86	$—
(1) Intrinsic value represents the excess of the fair value on the last day of the period, which was $8.00 and $3.00 as of December 31, 2021 and 2020, respectively, over the exercise price, multiplied by the number of options.

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
The assumptions used to value options granted to employees during the periods presented was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Weighted average expected life (in years)	5.85	—	5.88	—
Risk-free interest rate	1.32%	—	1.30%	—
Expected volatility	42.65%	—	42.77%	—
Grant date fair market value	$6.55	—	$6.34	—
Grant date fair value	$3.11	—	$2.99	—
Dividend yield	—%	—	—%	—
Restricted Stock

Restricted Stock Awards
RSAs are grants of shares of our common stock that vest in accordance with terms and conditions established by the Company’s Board of Directors. Recipients of RSAs generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the RSA agreement provides otherwise. Shares of restricted stock that do not vest are subject to forfeiture. In September 2020, we granted 123,501 RSAs outside of our 2020 Plan, 98,450 of which were fully vested on the date of grant and the remainder of which vested in January 2021. In December 2020, we granted 12,000 RSAs outside of our 2020 Plan, all of which were fully vested on the date of grant. There were no RSAs outstanding as of March 31, 2021 and no RSA activities during the three and nine months ended December 31, 2021.

Restricted Stock Units

RSUs are grants of shares of our common stock that vest in accordance with terms and conditions established by the administrator of the 2020 Plan. Subject to the provisions of the 2020 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria. We granted 816,180 RSUs during the three months ended September 30, 2020, 4,000 of which were fully vested on the date of grant. The remainder of the RSUs are scheduled to vest as follows: one third will vest on each of January 1, 2022, January 1, 2023 and July 1, 2023, in each case subject to the RSU holders’ continued status as a service provider to the Company through each vesting date. We granted 137,452 RSUs during the three months ended March 31, 2021, which are scheduled to vest in various periods, beginning immediately and ending on February 2025, in each case subject to the RSU holders’ continued status as a service provider to the Company through each vesting date. We granted 35,000 RSUs during the three months ended September 30, 2021, 25 percent of which are scheduled to vest after one year and the remainder are scheduled to vest each quarter for three years, in each case subject to the RSU holders’ continued status as a service provider to the Company through each vesting date. We granted 307,640 RSUs during the three months ended December 31, 2021, 25% of which are scheduled to vest annually over four years on each anniversary of the vesting commencement date, in each case subject to the RSU holders’ continued status as a service provider to the Company through the applicable vesting date.

The following table summarizes RSU activity and related information for the periods presented:

	December 31, 2021
	Three Months Ended		Nine Months Ended
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at beginning of period	951,637	$3.96	935,397	$3.96
Granted	307,640	$6.60	342,640	$6.31
Vested	(9,750)	$3.75	(12,750)	$3.75
Canceled	(1,520)	$3.85	(17,280)	$3.97
Balance at end of period	1,248,007	$4.61	1,248,007	$4.61

	December 31, 2020
	Three Months Ended		Nine Months Ended
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at beginning of period	812,180	$4.00	—	$—
Granted	—	$—	816,180	$4.00
Vested	—	$—	(4,000)	$4.00
Canceled	(6,855)	$4.00	(6,855)	$4.00
Balance at end of period	805,325	$4.00	805,325	$4.00

Stock-Based Compensation

The accompanying unaudited condensed consolidated statement of operations and comprehensive loss includes stock-based compensation expense for the periods presented as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Cost of revenue	$52	$50	$118	$78
Research and development	145	158	383	260
Sales and marketing	88	45	159	61
General and administrative	563	452	1,196	994
Total	$848	$705	$1,856	$1,393
Unrecognized Stock-Based Compensation

Unrecognized stock-based compensation expense as of dates presented was as follows (in thousands):

	December 31, 2021		December 31, 2020
	Unrecognized Expense	Average Expected Recognition Period (in years)	Unrecognized Expense	Average Expected Recognition Period (in years)
Stock options	$1,531	2.23	$54	0.67
Restricted stock	3,117	1.74	2,687	1.87
Total	$4,648	1.90	$2,741	1.85

Note 11 - Related Party Transactions
During the three months ended December 31, 2021, the Company entered into the following related party transactions:
•Recorded $791 thousand in cost of goods sold for services, recorded $102 thousand in research and development expense, purchased $70 thousand of inventory, paid $55 thousand in consumption tax and incurred $124 thousand for employees and related benefits from the AFSW joint venture;
•Recorded $375 thousand in revenue per a cooperation and development agreement with Yaskawa and $1.2 million gain in other income on Yaskawa promissory note conversion;
•Recorded $251 thousand in revenue from GaNovation; and
•Recorded $38 thousand of reimbursements in license maintenance fee, recorded $184 thousand in interest expense, and sold $504 thousand of products to Nexperia. See Note 2 - Nexperia Arrangement.
During the nine months ended December 31, 2021, the Company entered into the following related party transactions:

•Recorded $1.5 million as gain in other income, recorded $2.3 million in cost of goods sold for services, recorded $401 thousand in research and development expense, purchased $140 thousand of inventory, paid $92 thousand in consumption tax and incurred $221 thousand for employees and related benefits from the AFSW joint venture;

•Sold $19 thousand of products to non-controlling stockholders of the Company, incurred $111 thousand of license maintenance fee and recorded $176 thousand in consulting expense from a non-controlling stockholder of the Company;
•Recorded $1.1 million in revenue per a cooperation and development agreement with Yaskawa and $1.2 million gain in other income on Yaskawa promissory note conversion;
•Recorded $405 thousand in revenue from GaNovation; and
•Recorded $8.5 million in license fee income, recorded $113 thousand of reimbursements in license maintenance fee, recorded $534 thousand in interest expense, and sold $1.0 million of products to Nexperia. See Note 2 - Nexperia Arrangement.
As of December 31, 2021, total due from related parties was $1.8 million, consisting of $1.3 million due from the AFSW joint venture, $186 thousand accounts receivable from GaNovation, and $374 thousand accounts receivable from a stockholder and noteholder of the Company. As of December 31, 2021, total accounts payable to related parties was $684 thousand to the AFSW joint venture and $74 thousand to Nexperia.
During the three months ended December 31, 2020, the Company entered into the following related party transactions:
•Recorded $13 thousand in cost of goods sold for services and recorded $152 thousand reimbursement of research and development and recorded negative $11 thousand in payroll related cost from the AFSW joint venture;
•Sold $12 thousand of products to non-controlling stockholders of the Company and incurred $50 thousand of license maintenance fee from a non-controlling stockholder of the Company; and
•Recorded $21 thousand in license fee income, recorded $421 thousand in EPI Gen 4 Wafer growth sales, recorded $38 thousand of reimbursements in license maintenance fee, recorded $153 thousand in interest expense and sold $38 thousand of products to Nexperia. See Note 2 - Nexperia Arrangement.
During the nine months ended December 31, 2020, the Company entered into the following related party transactions:

•Recorded $130 thousand in cost of goods sold for services, recorded research and development expense of $674 thousand and recorded $14 thousand in payroll related costs from the AFSW joint venture;
•Sold $152 thousand of products to non-controlling stockholders of the Company and incurred $150 thousand of license maintenance fee from a non-controlling stockholder of the Company; and
•Recorded $5.2 million in license fee income, recorded $701 thousand EPI Gen 4 Wafer growth sales, recorded $113 thousand of reimbursements in license maintenance fee, recorded $458 thousand in interest expense, recorded $231 thousand reimbursement for research and development, and sold $571 thousand of products to Nexperia. See Note 2 - Nexperia Arrangement.
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

Note 12 - Subsequent Events

The Company has evaluated subsequent events through the issuance of these financial statements and is not aware of any material items that would require disclosure in the notes to the financial statements or would be required to be recognized as of December 31, 2021.

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
We received our first product order “in volume” (e.g., greater than ten thousand units) for our Gen-2-based TO247 products in January 2018. We introduced our Gen-3 products in June 2018. Also in 2018, we were awarded a contract from the U.S. Navy to become a supplier for GaN epiwafer products for use by the U.S. Department of Defense. In the quarter ended December 31, 2019, we recognized $9.0 million of licensing revenue through our first outbound licensing deal with Nexperia. In the quarter ended June 30, 2020, we recognized $5.0 million of licensing revenue from Nexperia related to Gen-4 technology development. In the quarter ended September 30, 2021, we recognized $8.0 million of licensing revenue from Nexperia related to Gen-5 and 1200V technology development.
Since our inception we have devoted substantial resources to the research and development of GaN power devices and the protection and enhancement of our intellectual property and have incurred significant operating losses. We had net loss of $4.2 million and $4.7 million for the three months ended December 31, 2021 and 2020, respectively. We had net loss of $5.2 million and $13.7 million for the nine months ended December 31, 2021 and 2020, respectively. As of December 31, 2021, our accumulated deficit was $173.6 million. Substantially all of our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.
To date, our revenue has been significantly lower than our expenses. Our revenue for the three months ended December 31, 2021 was $4.6 million, of which $880 thousand was from related parties. Our revenue for the three months ended December 31, 2020 was $2.0 million, of which $530 thousand was from related parties and $505 thousand was retroactive application since inception due to new government rates during the period. Our revenue for the nine months ended December 31, 2021 was $19.1 million, of which $10.6 million was from related parties. Our revenue for the nine months ended December 31, 2020 was $10.3 million, of which $6.6 million was from related parties. For the three and nine months ended December 31, 2021 and 2020, one overseas customer, Nexperia and the U.S. government each accounted for more than ten percent of our revenues.

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
In addition, (i) options to purchase 29,703,285 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger under Transphorm Technology’s 2007 Stock Plan and 2015 Equity Incentive Plan were assumed and converted into options to purchase 2,461,923 shares of our common stock, (ii) warrants to purchase 186,535 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed, amended and converted into warrants to purchase 15,461 shares of our common stock, and (iii) Transphorm Technology’s outstanding convertible promissory note was amended to be convertible, at the option of the holder, into shares of our common stock at a conversion price of $5.12 per share. On October 4, 2021, the promissory note of $15.6 million, consisting of an outstanding principal amount of $15.0 million plus accrued but unpaid interest of $600 thousand, was further amended to reduce the conversion price from $5.12 per share to $5.00 per share and converted into an aggregate of 3,120,000 shares of common stock.
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

In December 2020, we sold 5,000,000 shares of common stock in a private placement at a purchase price of $3.00 per share, with aggregate gross proceeds of $15.0 million (before deducting placement agent fees and other offering expenses, which were an aggregate of $1.4 million excluding warrant cost of $223 thousand).
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
In November 2021, we sold an aggregate of 6,600,000 shares of common stock in a private placement offering at a purchase price of $5.00 per share, with aggregate gross proceeds of $33.0 million (before deducting placement agent fees and other offering expenses which were an aggregate of $840 thousand). Pursuant to the purchase agreements entered into with the investors in this offering, during the Second Investment Period (as described below), each investor has the right (but not the obligation), subject to the satisfaction of customary closing conditions, to purchase and acquire from us (i) additional shares of common stock at a purchase price of $5.00 per share (the “Second Closing Shares”) and (ii) additional warrants to purchase shares of common stock (the “Second Closing Warrants”). If this purchase option is exercised in full, the maximum number of Second Closing Shares and Second Closing Warrants that may be issued by us is 3,299,999 shares of common stock and warrants to purchase 687,501 shares of common stock. The “Second Investment Period” begins on the date of the applicable purchase agreement and ends on the earliest to occur of: (i) the third anniversary of the applicable agreement; (ii) a Change in Control (as defined in the purchase agreements), provided that we have given the investor at least 10 days’ prior written notice of such Change in Control; (iii) the tenth day after disclosure to the investor of a Change in Control, but only if we have not given prior written notice of such Change in Control to the investor in accordance with clause (ii); or (iv) the 90th day following the date on which our common stock is first listed on Nasdaq.

In December 2021, we sold an aggregate of 1,673,152 shares of common stock in a private placement offering at a purchase price of $7.71 per share, with aggregate gross proceeds of $12.9 million (before deducting a finder’s fee and other offering expenses, which were an aggregate of $286 thousand).
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

Results of Operations
Comparison of the Three Months Ended December 31, 2021 and 2020
The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated (in thousands, except percentages):

	Three Months Ended December 31,		Change
	2021	2020	Amount	Percentage
Revenue, net	$4,604	$2,013	$2,591	128.7%
Operating expenses:
Cost of goods sold	3,935	1,936	1,999	103.3%
Research and development	1,609	1,453	156	10.7%
Sales and marketing	976	581	395	68.0%
General and administrative	2,852	2,490	362	14.5%
Total operating expenses	9,372	6,460	2,912	45.1%
Loss from operations	(4,768)	(4,447)	(321)	7.2%
Interest expense	187	191	(4)	(2.1)%
Loss in joint venture	712	1,618	(906)	(56.0)%
Changes in fair value of promissory note	—	(973)	973	(100.0)%
Other income, net	(1,503)	(571)	932	(163.2)%
Loss before tax expense	(4,164)	(4,712)	548	(11.6)%
Tax expense	—	—	—	—%
Net loss	$(4,164)	$(4,712)	$548	(11.6)%
Revenue increased $2.6 million, or 128.7 percent, to $4.6 million for the three months ended December 31, 2021 from $2.0 million for the same period in 2020. The increase is due primarily to a $2.6 million increase in product revenue.

Operating expenses increased $2.9 million, or 45.1 percent, to $9.4 million for the three months ended December 31, 2021 from $6.5 million for the same period in 2020, due primarily to a (i) $2.0 million increase in cost of goods sold, (ii) $395 thousand increase in sales and marketing expense and (iii) $362 thousand increase in general and administrative.
Cost of goods sold increased $2.0 million, or 103.3 percent, to $3.9 million for the three months ended December 31, 2021 from $1.9 million for the same period in 2020, due primarily to costs directly associated with increased sales.

Research and development expense increased $156 thousand, or 10.7 percent, to $1.6 million for the three months ended December 31, 2021 from $1.5 million for the same period in 2020, due primarily to a (i) $103 thousand increase in MOCVD recharge costs, (ii) $81 thousand increase in lab and testing costs, and (iii) $48 thousand increase in costs related to salaries and stock-based compensation expenses, offset mainly by a $78 thousand decrease in reclassification to government cost of goods sold and general and administrative expense.

Sales and marketing expense increased $395 thousand, or 68.0 percent, to $976 thousand for the three months ended December 31, 2021 from $581 thousand for the same period in 2020, due primarily to a (i) $277 thousand increase in costs related to salaries and stock-based compensation expenses and (ii) $74 thousand increase in consulting expense.

General and administrative expense increased $362 thousand, or 14.5 percent, to $2.9 million for the three months ended December 31, 2021 from $2.5 million for the same period in 2020, due primarily to a (i) 376 thousand increase in costs related to salaries and stock-based compensation expenses and (ii) $123 thousand increase in consulting expense, offset mainly by a $68 thousand decrease in information technology cost.
Interest expense of $187 thousand for the three months ended December 31, 2021 consists of $184 thousand for our revolving credit facility with Nexperia and $3 thousand for our note payable to Yaskawa. Interest expense of $191 thousand for the three months ended December 31, 2020 consists of $153 thousand for our revolving credit facility with Nexperia and $38 thousand for our note payable to Yaskawa.
Loss in joint venture was $712 thousand for the three months ended December 31, 2021 compared with $1.6 million for the same period in 2020.
There was no change in the fair value of promissory note for the three months ended December 31, 2021, as compared to a $973 thousand gain for the three months ended December 31, 2020.
Other income, net of other expenses, increased $932 thousand, or 163.2 percent, to $1.5 million for the three months ended December 31, 2021 from $571 thousand for the same period in 2020, due primarily to recognition of a $1.2 million gain on promissory note conversion, offset by a $252 thousand decrease in subleasing a portion of our research and development facility.
Net loss decreased $548 thousand, or 11.6%, to $4.2 million for the three months ended December 31, 2021 from $4.7 million for the same period in 2020. The decrease was attributable primarily to a (i) $2.6 million increase in product revenue, (ii) $932 thousand increase in other income and (iii) $906 thousand decrease from loss in joint venture, offset by a (i) $2.0 million increase in cost of goods sold and (ii) $973 thousand negative change in fair value of promissory note.

Comparison of the Nine Months Ended December 31, 2021 and 2020
The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated (in thousands, except percentages):

	Nine Months Ended December 31,		Change
	2021	2020	Amount	Percentage
Revenue, net	$19,123	$10,271	$8,852	86.2%
Operating expenses:
Cost of goods sold	8,741	5,227	3,514	67.2%
Research and development	5,023	4,118	905	22.0%
Sales and marketing	2,488	1,656	832	50.2%
General and administrative	8,309	7,236	1,073	14.8%
Total operating expenses	24,561	18,237	6,324	34.7%
Loss from operations	(5,438)	(7,966)	2,528	(31.7)%
Interest expense	611	571	40	7.0%
Loss in joint venture	3,294	5,417	(2,123)	(39.2)%
Changes in fair value of promissory note	(605)	1,394	(1,999)	(143.4)%
Other income, net	(3,502)	(1,626)	1,876	115.4%
Loss before tax expense	(5,236)	(13,722)	8,486	(61.8)%
Tax expense	—	—	—	—%
Net loss	$(5,236)	$(13,722)	$8,486	(61.8)%
Revenue increased $8.9 million, or 86.2 percent, to $19.1 million for the nine months ended December 31, 2021 from $10.3 million for the same period in 2020. The increase is due primarily to a (i) $4.7 million increase in product revenue, (ii) $3.0 million increase in licensing revenue from Nexperia, and (iii) $751 thousand increase in revenue provided by Yaskawa per a cooperation and development agreement.

Operating expenses increased $6.3 million, or 34.7 percent, to $24.6 million for the nine months ended December 31, 2021 from $18.2 million for the same period in 2020, due primarily to a (i) $3.5 million increase in cost of goods sold, (ii) $1.1 million increase in general and administrative expense, (iii) $905 thousand increase in research and development expense and (iv) $832 thousand increase in sales and marketing expense.
Cost of goods sold increased $3.5 million, or 67.2 percent, to $8.7 million for the nine months ended December 31, 2021 from $5.2 million for the same period in 2020, due primarily to costs directly associated with increased sales.

Research and development expense increased $905 thousand, or 22.0 percent, to $5.0 million for the nine months ended December 31, 2021 from $4.1 million for the same period in 2020, due primarily to a (i) $279 thousand increase in lab and testing costs, (ii) $296 thousand increase in costs related to salaries and stock-based compensation expense, (iii) $212 thousand decrease of reimbursement in research and development cost, and (iv) $106 thousand increase in outside service costs.
Sales and marketing expense increased $832 thousand, or 50.2 percent, to $2.5 million for the nine months ended December 31, 2021 from $1.7 million for the same period in 2020, due primarily to a (i) $657 thousand increase in costs related to salaries and stock-based compensation expense and (ii) $149 thousand increase in consulting expense.

General and administrative expense increased $1.1 million, or 14.8 percent, to $8.3 million for the nine months ended December 31, 2021 from $7.2 million for the same period in 2020, due primarily to a (i) $698 thousand increase in costs related to salaries and stock-based compensation expenses, and (ii) $428 thousand increase in consulting expense.
Interest expense of $611 thousand for the nine months ended December 31, 2021 consists of $534 thousand for our revolving credit facility with Nexperia and $77 thousand for our note payable to Yaskawa. Interest expense of $571 thousand for the nine months ended December 31, 2020 consists of $458 thousand for our revolving credit facility with Nexperia and $113 thousand for our note payable to Yaskawa.
Loss in joint venture was $3.3 million for the nine months ended December 31, 2021 compared with $5.4 million for the same period in 2020.
Changes in fair value of promissory note were a $605 thousand gain and a $1.4 million loss for the nine months ended December 31, 2021 and 2020, respectively.
Other income, net of other expenses, increased $1.9 million, or 115.4 percent, to $3.5 million for the nine months ended December 31, 2021 from $1.6 million for the same period in 2020, due primarily to recognition of a (i) $1.5 million gain upon termination of the JVA between FSL and Transphorm Aizu and (ii) $1.2 million gain on promissory note conversion, offset primarily by a $756 thousand decrease in subleasing a portion of our research and development facility.
Net loss decreased $8.5 million, or 61.8 percent, to $5.2 million for the nine months ended December 31, 2021 from $13.7 million for the same period in 2020. The decrease was attributable primarily to a (i) $8.9 million increase in revenue, (ii) $2.1 million decrease in loss in joint venture, (iii) $2.0 million positive change in fair value of promissory note, and (iv) $1.9 million increase in other income, offset by a $6.3 million increase in operating expenses.
Liquidity and Capital Resources
As of December 31, 2021, we had cash and cash equivalents of $40.5 million, other current assets of $9.7 million and current liabilities of $6.6 million, resulting in working capital of $44.0 million.

Future Funding Requirements

Our ability to sustain operations is dependent mainly on our ability to successfully market and sell our products and through additional financings until profitability with positive cash flows are achieved. We currently incur and historically have incurred losses from operations and expect to do so in the foreseeable future. During the nine months ended December 31, 2021, we used $13.9 million of cash in operations and raised gross proceeds of $50.9 million from the sale of common stock in private placements. We believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Report. We will continue to evaluate our projected expenditures relative to our available cash and evaluate financing alternatives in order to satisfy our working capital and other cash requirements.

In February 2020, we sold 5,380,000 shares of our common stock at a purchase price of $4.00 per share in a private placement. In December 2020, we sold 5,000,000 shares of our common stock at a purchase price of $3.00 per share in a private placement. In March 2021, we sold 250,000 shares of our common stock at a purchase price of $4.00 per share in a private placement. In August 2021, we sold 1,000,000 shares of our common stock at a purchase price of $5.00 per share in a private placement. In November 2021, we sold 6,600,000 shares of our common stock at a purchase price of $5.00 per share in a private placement. In December 2021, we sold 1,673,152 shares of our common stock at a purchase price of $7.71 per share in a private placement.

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
Cash Flows
As of December 31, 2021, our cash and cash equivalents were $40.5 million. The following table shows a summary of our cash flows for the periods presented (in thousands):

	Nine Months Ended December 31,		Change
	2021	2020
Net cash (used in) provided by:
Operating activities	$(13,910)	$(7,964)	$(5,946)
Investing activities	(4,455)	(5,858)	1,403
Financing activities	49,907	13,660	36,247
Increase (decrease) in cash and cash equivalents excluding effect of foreign exchange rate changes	$31,542	$(162)	$31,704
Operating Activities

Net cash used in operating activities was $13.9 million and $8.0 million for the nine months ended December 31, 2021 and 2020, respectively. The increase of $5.9 million was attributable primarily to a $3.6 million decrease in loss in joint venture, a $3.0 million decrease in non-cash licensing revenue from a related party, a $2.0 million decrease in changes in fair value of promissory note, a $1.2 million recognition on promissory note conversion and a $4.7 million decrease in operating asset and liabilities, offset primarily by a $8.5 million decrease in net loss.
Investing Activities
Net cash used in investing activities was $4.5 million and $5.9 million for the nine months ended December 31, 2021 and 2020, respectively. The decrease of $1.4 million was attributable primarily to a $2.0 million decrease in investment in joint venture, offset by a $632 thousand increase in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $49.9 million and $13.7 million for the nine months ended December 31, 2021 and 2020, respectively. Net cash provided by financing activities during the nine months ended December 31, 2021, and 2020 relates to net proceeds of $49.8 million and $13.6 million, respectively, from the sale of our common stock in private placements.
Nexperia Loan and Security Agreement

On April 4, 2018, we entered into the LSA with Nexperia. The LSA provides for term loans in an aggregate principal amount of up to $15.0 million, which term loans are available in tranches (Tranche A, Tranche B and Tranche B-1) and subject to the satisfaction of specified conditions. As of December 31, 2021 and March 31, 2021, the aggregate principal amount of term loans outstanding under the LSA was $0 and $10.0 million, respectively. The LSA also provides for a $10.0 million Tranche C Loan commitment, which Tranche C Loans may be borrowed, repaid and reborrowed subject to the terms and conditions of the LSA. As of December 31, 2021 and March 31, 2021, the aggregate principal amount of Tranche C Loans outstanding under the LSA was $12.0 million and $10.0 million, respectively. The proceeds of the loans under the LSA may be used as set forth therein for development work related to the DLA, the repayment of specified debt and for general corporate purposes.
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

Contractual Obligations and Commitments

As of December 31, 2021, there were no material changes to our contractual obligations and commitments, as described in our Transition Report on Form 10-K for the transition period from January 1, 2021 to March 31, 2021, except for a reduction of $8.0 million in our development loans due within one year of March 31, 2021 and conversion into common stock of a $15.6 million promissory note that was due within one to three years of March 31, 2021.
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
There have been no material changes to our critical accounting policies and estimates during the three months ended December 31, 2021 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Transition Report on Form10-K for the transition period from January 1, 2021 to March 31, 2021.
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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, management, including our chief executive officer and our chief financial officer, concluded that as of December 31, 2021, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting.

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
Since our inception in 2007, we have generated minimal revenue and substantial net losses as we have devoted our resources to the development of our technology, and our business model has not been proven. As of December 31, 2021, we had an accumulated deficit of $173.6 million. For the nine months ended December 31, 2021 and 2020, our net loss was $5.2 million and $13.7 million, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in our infrastructure and research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses or obtain additional contracts from the federal government. Our revenue growth may be slower than anticipated or our revenue may decline for a number of other reasons, including slower growth of, or reduced demand for, GaN power management solutions, increased competition, or any failure to capitalize on growth opportunities. If we are unable to generate sufficient revenue, we may never become profitable or be able to maintain any future profitability. If this were to occur, our stockholders could lose all or part of their investment.
We may need to raise capital to finance our losses and negative cash flows from operations beyond the next twelve months and may continue to be dependent on additional capital raises, which may be unavailable on attractive terms, if at all, and could dilute your investment.

We currently incur and historically have incurred losses from operations and expect to do so in the foreseeable future. We have sustained recurring losses and negative cash flows from operations which previously raised substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm issued their audit report on the transition period of three months ended March 31, 2021, and the years ended December 31, 2020 and 2019, which included an explanatory paragraph as to our ability to continue as a going concern. During the nine months ended December 31, 2021, we raised gross proceeds of $50.9 million from private placements and, as of December 31, 2021, we had $40.5 million in cash and cash equivalents. While we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans for at least the next twelve months, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate.

For example, we are party to a joint venture agreement with a third party for the ownership and operations of AFSW, a wafer fabrication facility located in Aizu Wakamatsu, Japan. While our interest in AFSW was 49% prior to August 2021, we currently hold a 25% interest in AFSW. For as long as we have had an ownership interest in AFSW, it has operated at a loss. Our share of the operating losses incurred by AFSW over the 12-month periods ended December 31, 2021 and 2020 were approximately $4.8 million and $6.8 million, respectively. We have agreed to use our best efforts to maintain and continue the operations of AFSW until at least August 1, 2022, which will continue to negatively affect our cash flow. In addition, the ongoing COVID-19 pandemic may negatively impact or slow down any efforts by us to secure additional business for AFSW.
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
The effects of health epidemics or pandemic could materially affect our operations globally, including at our headquarters in California and at our subsidiaries in Japan. For example, the COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. The COVID-19 pandemic continues to impact our business and has adversely disrupted and will further disrupt the operations at certain of our customers, partners, suppliers and other third-party providers for an uncertain period of time, including as a result of travel restrictions, adverse effects on budget planning processes, business deterioration, and/or business shutdowns, all of which has impacted our business and results of operations. Some of our customers have experienced delays in their internal development programs and design cycles with our GaN products due to the effects of the COVID-19 pandemic, which have led to postponements of their orders of our products and postponements of determinations that our products will be used in their designs for new products under development with corresponding delays in their market introduction and our achievement of revenues. Our billings under our contract with the U.S. Navy have been lower than originally expected as a result of the pandemic. The pandemic has also led to delays for certain milestones in our development projects that are due in June 2022.
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
We are a development stage company with 104 employees as of December 31, 2021 and are subject to the strains of ongoing development and growth, which has placed significant demands on our management and our operational and financial infrastructure. To manage any growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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
We have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In connection with the audit of our consolidated financial statements for the year ended December 31, 2018, we identified certain deficiencies relating to our internal control over financial reporting that constitute material weaknesses under standards established by the PCAOB. As of March 31, 2021, those material weaknesses continued to exist. Accordingly, we were not able to assert that our internal control over financial reporting was effective as of March 31, 2021. As of December 31, 2021, there was no change in our internal control over financial reporting. The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. We identified a material weakness related to the fact that certain members of our finance team and personnel are able to operate across a number of different functions and have user access that gives rise to segregation of duties risks in connection with our information technology infrastructure. Access to systems has subsequently been restricted and access is being managed by independent personnel. Users, roles and permission to systems are reviewed and verified for completeness of data. The other material weakness relates to a lack of evidence to support review work and oversight procedures. Formal review processes and meetings are being introduced in addition to the creation of a specific role in the finance team to review documentation and prepare evidence of such review. These material weaknesses have a pervasive impact on various activity level and financial reporting cycles. We will need to take additional measures to fully remediate these deficiencies. The measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issue identified, (2) ensure that our internal controls are effective, or (3) ensure that the identified material weaknesses or other material weaknesses will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in SEC rules and forms will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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
As of December 31, 2021, KKR Phorm Investors L.P. (“Phorm”) owned approximately 42.0% of our outstanding common stock, and our executive officers and directors, together with holders of ten percent or more of our outstanding common stock and their respective affiliates, owned approximately 43.6% of our outstanding common stock. As a result, these stockholders, acting together, or Phorm individually, have the ability to significantly impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together or Phorm individually, have the ability to significantly impact the management and affairs of our company. Pursuant to the terms of a stockholders agreement with Phorm (the “Phorm Stockholders Agreement”), Phorm has the right to nominate (i) a majority of the board so long as it beneficially owns at least 40% of our then-outstanding shares of common stock, (ii) 33% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 20% but less than 40% of our then-outstanding shares of common stock, and (iii) 10% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 10% but less than 20% of our then-outstanding shares of common stock. Further, pursuant to the Phorm Stockholders Agreement, so long as Phorm beneficially owns 20% or more of the outstanding shares of our common stock, we will take all necessary action to cause a director nominated by Phorm to serve as chair of our board of directors.

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
Our common stock is currently quoted on the OTC Market Group’s OTCQX Market quotation system under the ticker symbol “TGAN.” The OTC Markets are regulated quotation services that display real-time quotes, last sale prices and volume limitations in over-the-counter securities. Trading in shares quoted on the OTCQX is often thin, meaning that the number of persons interested in purchasing stock at or near bid prices at any given time may be relatively small or non-existent, and characterized by volatility in trading prices. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume and market conditions. As a result, there may be wide fluctuations in the market price of the shares of our common stock for reasons unrelated to operating performance, and this volatility, when it occurs, may have a negative effect on the market price of our common stock. Moreover, the OTCQX is not a stock exchange, and trading of securities on it is often more sporadic than the trading of securities listed on a national quotation system or stock exchange. Accordingly, our stockholders may not be able to realize a fair price for their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves. If we are unable to list our common stock on a national securities exchange, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility. In addition, the stock markets in general, including in the industry in which we operate, have experienced extreme volatility, particularly due to the COVID-19 pandemic, that has, in some cases, been unrelated to the operating performance of the issuer. Accordingly, these broad market and industry factors may also seriously harm the market price of our common stock, regardless of our operating performance.

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
Pursuant to registration statements that were declared effective by the SEC on June 19, 2020, January 27, 2021, December 1, 2021 and December 27, 2021 (the “Resale Registration Statements”), we registered shares of our common stock for resale by the stockholders named therein. Pursuant to the registration rights agreements we entered into with certain holders of our securities, subject to certain exceptions, if (i) the Resale Registration Statements cease to remain continuously effective or such holders are otherwise not permitted to utilize the Resale Registration Statements to resell their registrable securities for a period of more than 15 consecutive trading days, or (ii) trading of our common stock is suspended or halted for more than three full, consecutive trading days, we may be subject to certain liquidated damages up to a maximum amount equal to the aggregate purchase price paid by the holders for their registrable securities.

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

Provisions in our amended and restated certificate of incorporation and in our amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders, supermajority voting requirements to amend certain provisions of our certificate of incorporation and bylaws, and the ability of our board of directors to issue preferred stock without stockholder approval. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then-current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management. In addition, we have opted out of the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which generally prohibit a Delaware corporation from engaging in any of a broad range of business combinations with any interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder. However, our amended and restated certificate of incorporation provides substantially the same limitations as are set forth in Section 203 but also provides that Phorm and its affiliates and any of their direct or indirect transferees and any group as to which such persons are a party do not constitute interested stockholders for purposes of this provision.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable

Item 5. Other Information.
None.

Item 6. Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Report	Form	Exhibit No.	Filing Date	SEC File No.
10.1	Form of Restricted Stock Unit Agreement under 2020 Equity Incentive Plan	X
10.2	2020 Equity Incentive Plan	X
10.3	Note Amendment and Conversion Agreement, dated October 4, 2021, by and among Transphorm, Inc., Transphorm Technology, Inc. and Yaskawa Electric Corporation		8-K	10.1	October 7, 2021	000-55832
10.4	Warrant to Purchase Shares of Common Stock of Transphorm, Inc., dated October 4, 2021, issued to Yaskawa Electric Corporation		8-K	10.2	October 7, 2021	000-55832
10.5	Form of Warrant to Purchase Shares of Common Stock, issued November 5, 2021 and November 9, 2021		8-K	4.1	November 9, 2021	000-55832
10.6	Form of Securities Purchase Agreement, dated November 5, 2021 and November 9, 2021		8-K	10.1	November 9, 2021	000-55832
10.7	Form of Registration Rights Agreement, dated November 5, 2021		8-K	10.2	November 9, 2021	000-55832
10.8	Form of Warrant to Purchase Shares of Common Stock, issued December 7 and December 10, 2021		8-K	4.1	December 10, 2021	000-55832
10.9	Form of Securities Purchase Agreement, dated December 7, 2021		8-K	10.1	December 10, 2021	000-55832
10.10	Form of Registration Rights Agreement, dated December 7, 2021		8-K	10.2	December 10, 2021	000-55832
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transphorm, Inc.

Date:	February 10, 2022	By:	/s/ Mario Rivas
Mario Rivas
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Cameron McAulay
Cameron McAulay
Chief Financial Officer
(Principal Financial and Accounting Officer)