Form 10-K
period 2022-03-31
Transphorm, Inc.
filed 2022-06-29
CIK 1715768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-55832
Transphorm, Inc.
(Exact name of registrant as specified in its charter)

Delaware		82-1858829
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
75 Castilian Drive
Goleta,	California	93117
(Address of principal executive offices)		(Zip Code)

(805) 456-1300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	TGAN	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, as of September 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $91,838,504, based on the closing price on such date as reported on the OTC Market. Shares of the registrant’s common stock held by each executive officer and director and by beneficial owners of ten percent or more of the registrant’s common stock have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of June 21, 2022, 56,588,042 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Transphorm, Inc.
FORM 10-K

Glossary of Terms and Abbreviations
The following is a glossary of technical terms used in this Annual Report on Form 10-K (this “Report”):

AC – alternating current
AEC-Q101 – Automotive Electronic Council’s electronic components stress qualification standard

AFSW – Aizu Fujitsu Semiconductor Wafer Solution Limited, the wafer fabrication facility located in Aizu Wakamatsu, Japan that is owned by our joint venture

BJT – bipolar junction transistor, a semiconductor device

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
•We have a history of losses, anticipate increasing our operating expenses and capital expenditures in the future, and may not be able to achieve or maintain profitability.
•We expect we will need to raise additional capital in the future to support our business, and this capital may be unavailable on attractive terms, if at all, and could dilute your investment.

•Our quarterly results of operations are likely to vary from period to period, which could cause the market price of our common stock to fluctuate or decline.
•Our business could be adversely affected by the effects of health epidemics or pandemics, including the ongoing COVID-19 global pandemic.
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
•Investments in us may be subject to U.S. foreign investment regulations which may impose conditions on or limit certain investors’ ability to purchase or hold our common stock, potentially limiting our ability to enter into or maintain strategic relationships and making our common stock less attractive to investors.

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
•We have identified a material weakness in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our consolidated financial statements in future periods.
•Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to decline significantly, even if our business is doing well.
•We may be subject to certain liquidated damages pursuant to the registration rights agreements we entered into with certain holders of our securities.
•Our principal stockholders and management have substantial control over us and could delay or prevent a change in corporate control.
•Anti-takeover provisions in our charter documents could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.

Note Regarding Forward-Looking Statements
This Report, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. All statements other than statements of historical fact contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
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
•our receipt and timing of any royalties or other payments under any current or future collaboration, license or other agreements or arrangements, including the credit risks of our customers;
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

Item 1. Business.
Unless otherwise stated or the context otherwise indicates, references to “Transphorm,” the “Company,” “we,” “our,” “us,” or similar terms refer to Transphorm, Inc. and its subsidiaries.
Overview
We are a global semiconductor company founded in 2007. We are a pioneer, and a market and technology leader, in the wide-bandgap GaN power electronics field for high voltage power conversion applications. We deliver high quality and reliable GaN devices with high performance, while providing application design support to a growing customer base. Our GaN devices allow customers to design smaller, lighter and cooler power systems creating increased functional value in end products including smartphone power adapters/fast-chargers, power supplies for datacenter servers/communication, industrial power converters and chargers/converters/inverters for electric vehicles, among other applications. We deploy our unique vertically integrated innovation model that leverages one of the industry’s most experienced GaN engineering teams (with over 300 years of combined experience) at every development stage: device design, materials growth, device fabrication, packaging, circuits and application support. This approach, backed by one of the GaN power industry’s largest intellectual property portfolios with access to over 1,000 world-wide patents, has yielded the industry’s first automotive-grade AEC-Q101 and JEDEC qualified high voltage GaN FETs. Our innovations are designed to move power electronics beyond the limitations of silicon and provide our customers with higher efficiency or lower loss (e.g., titanium-class performance in power supplies), higher power density (e.g., compact size or improved form factor) and, in many designs, an overall lower system cost.

Recent Developments

On April 20, 2021, we changed our fiscal year from the period beginning on January 1 and ending on December 31 to the period beginning on April 1 and ending on March 31 of each year, effective for the fiscal year ended March 31, 2021. On June 24, 2021, we filed a transition report on Form 10-K for the transition period from December 31, 2020 to March 31, 2021.
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

Our GaN FETs: Our proprietary GaN on silicon material growth (or epiwafer technology) knowhow via MOCVD allows us to build our GaN devices on inexpensive silicon substrates, thereby leveraging the cost structure of well-established silicon-based manufacturing. Our proprietary GaN epiwafer designs also allow us to achieve devices capable of sustaining high voltages well in excess of the 650 Volts required for typical power switching applications, with ultra-low losses. At the core of our GaN FET device is a two-chip, normally-off 650 Volt GaN platform, integrating a low voltage Si FET input/drive stage with a high voltage GaN output stage to deliver a normally-off, packaged power device to the end user. Compared to other approaches by which a normally-off, high voltage GaN switching device can be made, our approach is more robust than other alternatives (so-called junction gated or p-GaN type devices) that typically offer low safety margins. A typical standard Si-MOSFET consists of a normally-off input portion (gate control) with a normally-on output portion (high voltage drift region), that are integrated in one device. We have integrated two separate die in one package in a chip-on-chip configuration to achieve the best of both worlds - high robustness and high performance. The result is a normally-off power device package with a combination of reliability, robustness, design margin and performance. We believe the adoption of this approach by other GaN manufacturers makes our strong intellectual property even more important going forward. Our GaN FETs stand out in the industry due to their capability to withstand much higher voltages than those required for device ratings (for instance, our standard 650 Volt products have a destructive breakdown voltage in excess of 1,000 Volts, which we believe is high in comparison to the typical range for our competitors’ GaN devices of 650 Volts to 1,000 Volts), contributing to our safety margins in operation.

Continued Innovation: We have a strong innovation track record as evidenced by a series of firsts in the GaN high voltage arena, including the first automotive-grade AEC-Q101 and JEDEC qualified high voltage GaN FETs. We have also released multiple generations of products beginning with Gen-1 and Gen-2 prior to 2016, Gen-3 in 2018, Gen-4 in 2020 and Gen-5 in 2021. Each product platform seeks to improve key industry metrics (or figures of merit) designed to result in both improved performance (lower losses in power converters/inverters for our customers) and lower cost by enabling lower die size and simpler packages.

Epiwafer Products: We also monetize our strong core expertise in GaN epiwafer technology by providing GaN epiwafer products for the RF/microwave/millimeter wave market, as well as for certain strategic customers in the power device market. In 2018 and 2019, we were awarded the base portion and option portion, respectively, of an $18.5 million contract by the U.S. Navy, which we believe is validation of our technology, intellectual property and capability in this area. We believe this program will establish ourselves as a U.S.-based supplier for advanced GaN epiwafer products for both the U.S. Department of Defense and commercial applications. In 2021, we were independently awarded a separate and standalone $1.4 million contract by the Defense Advanced Research Projects Agency (DARPA) – this is an R&D activity that could in the long term develop GaN technology.

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

Target Power Market Focus: Our GaN on silicon FET products start with a 650 Volt rating and currently go up to 900 Volts, and we have demonstrated products that will go up to 1,200 Volts. 650 Volt products represent a large portion of the power conversion market because the world-wide line voltage into which these converters have to plug in ranges from 110 Volts to 240 Volts, resulting in in-system voltages of 400 Volts to 500 Volts that necessitate a 650 Volt power device. Similarly, higher bus voltage applications such as those running off an 800 Volt electric vehicle battery for an inverter require higher voltage ratings from power devices. As the voltage requirement gets higher, a silicon-based power device switch becomes increasingly lossy and the differentiation in performance offered by a GaN device increases.

Products: Our products currently address power conversion applications ranging from approximately 30 watts to approximately 30 kilowatts in multi-phase applications. Our GaN FETs are offered in various packages, addressing our customers’ needs from very robust to compact packages. In addition to the appropriate device, a robust and easy-to-use package is key for a power product because the heat dissipated in the device ultimately is removed via the package and then the system heat sink. TO packages have historically served a significant role in the power semiconductor industry. We have designed our GaN products in these TO packages to deliver kilowatt class power that takes advantage of GaN’s high efficiency and low loss switching capability along with a solid thermal interface offered by the TO package. We also offer surface mount equivalents of the TO packages such as the D2Pak, where surface mount capability is a must. On the other hand, for fast switching compact power adapters (typically sub-300 watt), the compact PQFN package is our standard offering. Our packaged products also incorporate simple but powerful high frequency and high speed switching design philosophies, resulting in GaN solutions with stable operation at multi kilowatts, at high-speed and high frequency (multi-100 kHz to MHz), all while maintaining high quality and reliability.

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

Our products today address power conversion applications including:

•low power applications (approximately 30 watt to 300 watt) such as smartphone power adapters/fast chargers and laptop and appliance power supplies;

•medium power applications (approximately several hundred watts to 3 kilowatts) such as power supplies for gaming, appliances, datacenter servers, communications infrastructure, and industrial servo drives for motors and robotics; and

•high power applications (approximately 3 kilowatts to over 5 kilowatts) such as blockchain applications, higher power datacenter servers, uninterruptable power supply/energy applications, onboard chargers, converters and inverters for electric vehicles, and power supplies for industrial applications.

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

In addition to the power semiconductor market, we have started supplying GaN epiwafers on various substrates, including silicon carbide, sapphire and silicon, ranging from 4 to 6 inches in diameter, for RF/microwave/millimeter wave device markets, and we believe we are in a position to target the growing 5G RF market in the future. We believe the existing market for GaN RF transistors for wireless infrastructure and 5G exceeds $800 million, and we can service a portion of this market attributed to epiwafers. For these areas, we also have the advantage of being a pure-play epiwafer foundry as we do not make RF device products.

Our History

Overview: Our company was launched in 2007 by founders Professor Umesh Mishra and Dr. Primit Parikh, with more than 30 years of GaN technology and business experience between them at the time, with the goal of commercializing GaN technology for the large power semiconductor market while making a global impact on electrical energy savings and simplifying power conversion for end users. We have been a key player in the area of high voltage GaN power devices from our early days with several industry firsts, including the first GaN on silicon device to the first 600 Volt GaN device JEDEC qualification, the first high voltage GaN automotive qualified product under the stringent AEC-Q101 standard, the first high temperature (175C) rated GaN offering, and the first comprehensive field reliability data, now including over 40 billion hours of operation with a statistical failure rate of <0.3 FIT (0.3 per billion hours of operation).

Blue Chip Partnerships: Throughout our history, we have established blue chip partnerships with strong investors, manufacturing and channel partners, key customers, and strategic investors and partners. For the year ended March 31, 2022, Nexperia B.V. (“Nexperia”), the U.S. government and one other overseas customer each accounted for more than ten percent of our revenues. For the year ended March 31, 2022, such customers together accounted for 78.1% of our revenues. For the three months ended March 31, 2021 and the year ended December 31, 2020, Nexperia and the U.S. government each accounted for more than ten percent of our revenues. For the three months ended March 31, 2021 and the year ended December 31, 2020, such customers together accounted for 58.5% and 88.8% of our revenues respectively.

In 2014, we established a business integration, IP acquisition/licensing and channel partnership agreement with Fujitsu Limited (“Fujitsu”) and Fujitsu Semiconductor Limited (“FSL”), pursuant to which we established Transphorm Japan as a wholly owned subsidiary, with a leading manufacturing and quality team from FSL. In connection with this agreement, we entered into a manufacturing partnership for AFSW, FSL’s high quality 6-inch silicon wafer fabrication plant in Aizu Wakamatsu, Japan, which allowed us to bring silicon-like manufacturing excellence to GaN products. We also acquired a patent portfolio from FSL and a license to a separate portfolio from Fujitsu. This relationship further led to the establishment in 2017 of a joint venture with FSL for AFSW, in which we were a noncontrolling partner with a 49% interest. In August 2021, GaNovation Pte. Ltd. (“GaNovation”), a Singapore-based joint venture entity between us and JCP Capital Management, LLC Limited, acquired all of our and FSL’s interests in AFSW. We currently hold a 25% interest in GaNovation. For the year ended March 31, 2022, GaNovation’s primary business activity related to the businesses of AFSW.

In 2015, KKR Phorm Investors L.P. (“Phorm”), an affiliate of Kohlberg Kravis Roberts & Co. L.P., made an investment of $70 million in us with the goal of enabling us to get our GaN products that had completed concept, engineering, manufacturing, reliability and quality testing to mass market. As of the filing of this Report, Phorm remains our largest stockholder.

In 2017, we entered into a partnership with Yaskawa Electric Corporation of Japan (“Yaskawa”), a global leader in motion control and a pioneer in the adoption of new semiconductor technology for the field of servo motors, robotics and renewables. In October 2017, Yaskawa loaned us $15.0 million pursuant to a convertible promissory note, and in October 2021, Yaskawa converted the note into 3,120,000 shares of our common stock. Yaskawa seeks to enable smaller, faster and more efficient power electronics servo drives in applications such as robotics, which use servo motors to enable movement along various axes of motion in a robot, to improve robot functions.

In December 2020, we entered into a cooperation and development agreement with Yaskawa, pursuant to which Yaskawa agreed to provide $4.0 million over approximately three years to fund development activities related to industrial power conversion applications, with an initial focus on us developing customized versions of our GaN devices for servo motor drive applications. As of March 31, 2022, Yaskawa has provided $1.8 million of this commitment.
In 2018, we established a five-year multi-element cooperation agreement with Nexperia, a leader in silicon-based power semiconductors for automotive products, with the goal of establishing a second source of our GaN products and better positioning to penetrate the automotive market with our GaN products in the long term. Through a combination of equity ownership, a loan agreement, technology development projects, and licensing of our wafer-fabrication process and certain products, we secured significant funding from Nexperia. We believe this agreement is indicative of our strong intellectual property portfolio as well as our ability to create revenue streams by monetizing our intellectual property. In May 2021, we amended the cooperation agreement with a view towards a longer term supply relationship with Nexperia. See the section titled “—Nexperia Cooperation Agreement” below.

In 2020, we established a relationship with Marelli, a leading automotive Tier-1 supplier (headquartered in Japan and with a world-wide footprint) for long term development of our automotive converter and inverter products. As of March 31, 2022, Marelli has made equity investments in us totaling $5.0 million.

In December 2020, we entered into a joint venture agreement with JCP Capital Management, LLC Limited (controlling party with 75% ownership as of March 31, 2022) to create GaNovation, a joint venture company in Singapore, to engage in the business of distribution, development and supply of GaN products and any business relating to the businesses of AFSW. In connection with the establishment of GaNovation, we appointed GaNovation (including one of its affiliates) as our exclusive distributor in Greater China, with rights to procure processed GaN wafers and other components from us, rebrand and resell packaged products purchased from us, and customize and develop mutually-agreed-upon products.

Customer Partnerships: Beginning in 2018, we have empowered our customers’ success and have seen numerous customers introduce their end power conversion products such as power supplies, battery chargers and fast charging adapters into the market. For example, Corsair, a leading supplier of high-performance gaming equipment, successfully introduced its AX1600i series of GaN-based power supplies. We estimate that the GaN products estimated to be operating now for several years have resulted in at least forty billion hours of combined field operations. As mentioned above, Yaskawa has partnered with us with a view of enabling GaN devices for servo drives in robotics applications. We have also developed partnerships with companies based in both Asia and the United States for GaN-based adaptor products. Recently we announced our partnership with Boco Electronics, which uses our GaN FETs for higher power blockchain computing power supplies. Lastly, in 2018 and 2019, the U.S. Navy awarded us the base portion and option portion, respectively, of an $18.5 million three-year contract to create a U.S.-based source of advanced GaN epiwafer materials for the U.S. Department of Defense, which we believe exemplifies the recognition of our strong GaN MOCVD epiwafer platform, intellectual property and manufacturing scale and creates an opportunity for us to sell into the broader GaN RF epiwafer market. This has helped us in developing a second vertical - our GaN epiwafer business - to supplement our primary business of GaN power products. In this area, we have started to sell epiwafers, targeting both customers within the U.S. Department of Defense (including those resulting from the impact of the U.S. Navy program as well as others) and commercial RF and power device customers.

We are dependent on revenues from certain key customers such as Nexperia and the U.S. government, and distributors who sell to Corsair, Bel Power Systems, Digikey, GaNext, Mouser and Xentris, as well as on revenues from sales of our epiwafer products to various customers engaged in research and development for the U.S. Department of Defense utilizing our GaN epiwafer products.

Commercialization

Current GaN Power Products: We have qualified and released to manufacturing a number of products based on our 650 Volt GaN FET technology. Our current product portfolio in the market is based on our 650 Volt Gen-1 to Gen-5 GaN FET platforms. Our products are offered in the industry standard TO packages (TO247 and TO220) or the 8x8 PQFN surface mount packages. The TO packages offer the most robust thermal performance and result in higher power per device, ranging from 1 kilowatt to over 5 kilowatt, and the PQFN packages offer the most compact and higher speed switching performance, typically for sub 2-kilowatt applications, including adapter applications. We also have a 900 Volt GaN FET product in the market and believe that we are the only company to have qualified a 900 Volt GaN device to date. The key markets that are currently addressed by our products include:

•Power adapters and chargers and gaming power supplies

•Data center, infrastructure power supplies, crypto mining and blockchain computing applications

•Industrial and energy applications - power supplies, uninterruptable power supply/battery chargers, servo drives

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

Gen-4 Products: Our Gen-4 platform further improves the industry metric of resistance per unit die area and enables simpler packaging. A summary of our released Gen-4 products is below:

•650 Volt/Gen-4/240 mohm class GaN FET for 45 watt to 100 watt class adapters;

•650 Volt/Gen-4/150 mohm class GaN FET for 100 watt to 500+ watt class adapters and power supplies;

•650 Volt/Gen-4/480 mohm class GaN FET for 24 watt to 50 watt class adapters; and

•650 Volt/Gen-4/35 mohm class GaN FET for kilowatt class general power conversion applications including data-centers, blockchain computing, industrial and automotive electric vehicle converters and chargers.

We have successfully commercialized Gen-4 products in 30 watt to 150 watt adapters and have the capability to provide reference design-based solutions for these power adapters. Our continued relationship with multiple design partners, as well as the expansion of our own application engineering team, is important for our success in the adapter market. Further, the success of our design-in with end customers is critical to us continuing to grow adapter revenues.

Higher Voltage, 900 Volt FETs: We believe we are the only company to have qualified 900 Volt GaN FETs. These products are used for power conversion applications that involve higher in-circuit voltages in excess of 600 Volts to 700 Volts or applications that run off a higher voltage battery. We released our Gen-3 JEDEC qualified commercial 900 Volt product in August 2020.

Automotive Products and Partners: Our GaN products are capable of being qualified for automotive applications following the AEC-Q101 standard. We have already AEC-Q101-qualified our Gen-2, Gen-3 and Gen-4 based products. Our revenues from automotive applications are dependent on our activities with certain Japanese automotive partners, including Marelli, as well as our non-contractual relationship with Nexperia, which plans to offer their automotive products both through licensing our technology and relying, in part, on us for epiwafer procurement. Success with Japanese automotive partners and Nexperia’s success in their automotive outreach would influence both the timing and ramp-up of our automotive revenues.

Epiwafer Business: We view our epiwafer business as a vertical that supplements our primary GaN power device business. In 2018 and 2019, we secured the base portion and option portion, respectively, of an $18.5 million three-year contract from the U.S. Navy for commercialization of GaN-based epiwafers on various substrates including silicon carbide, silicon and sapphire. This is a cost plus fee type contract with various milestones to be achieved by us. We began generating revenues from the sale of GaN epiwafers for the RF GaN market to the U.S. Department of Defense in 2020. We believe this contract with the U.S. Navy provides a strong base for our epiwafer business, though such business is not limited to defense customers as we will also be targeting commercial RF GaN epiwafer sales for the RF GaN market.

Research and Development (“R&D”)

Our innovation is targeted at maintaining a leadership position in the GaN power device market. We completed development of our first Gen-5 products and will continue to develop more products based on customer needs. Further, we have also started working on our next improvement in figure of merit (a quality of semiconductor devices impacting performance limits) through our next-generation-based platform.

We are also exploring development of 1,200 Volt GaN devices, which is partly funded by a research sub-contract from the U.S. Department of Energy ARPA-E (Advanced Research Project Agency-Energy) agency, and recently demonstrated this technology. The research sub-contract ended on May 31, 2022.

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

Portfolio: Our patent portfolio includes pending patent applications and issued patents in the United States and in foreign countries. As of March 31, 2022, our owned and licensed patent portfolio consisted of over 850 issued patents and over 200 pending patent applications around the world. Our over 330 directly owned patents are complemented by 150 patents from Furukawa’s sole licensed intellectual property and 171 patents from Fujitsu’s nonexclusively licensed intellectual property in the power semiconductor area. The 26 patents exclusively licensed from UCSB include some fundamental early intellectual property on growth of GaN on silicon substrates and unique intellectual property on nitrogen polar GaN, which was pivotal to us being awarded the contract from the U.S. Navy. Additionally, we hold a nonexclusive license from Cree to over 300 GaN material/device patents. Our licenses for the UCSB, Furukawa and Cree patents are royalty-bearing, and we pay royalties based on total revenues. The license for the Fujitsu patents is not royalty-bearing. We have also sub-licensed the UCSB and Furukawa patents to Nexperia on a royalty-bearing basis, which helps us defray the cost of maintaining these intellectual property portfolios.

Patent life determination depends on the date of filing of the application and other factors under the patent laws. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country.

UCSB license agreement

We entered into a license agreement with UCSB in 2007. As of March 31, 2022, we had in-licensed 26 patents or patent applications under this agreement. The UCSB license agreement requires us to use commercially reasonable efforts, consistent with demand in the marketplace and industry conditions and development timelines, to research, develop, market and manufacture products that are licensed under the agreement. We have the right to sublicense these rights to third parties. The UCSB license is subject to the rights of the U.S. government under any and all applicable laws including substantially manufacturing all licensed products in the United States, unless such requirement is waived by the U.S. government. In addition, we have the obligation to pay UCSB’s patent prosecution and maintenance costs, as well as royalties at a low single-digit percentage of any net revenue generated by our sale of any licensed product. In the event we grant a sublicense under the licensed patent rights, we also have the obligation to pay UCSB a certain portion of the sublicense royalties equal to at least as much as would have been due from us to UCSB under the parent license. We have one sublicense in place for which we receive a certain portion of our maintenance fees and certain royalties, which will be passed on to UCSB. We may terminate this license agreement at any time by providing 90 days’ written notice to UCSB.

Furukawa license agreement

We entered into a license agreement with Furukawa in 2014. As of March 31, 2022, we had in-licensed 150 issued patents in the U.S. and foreign countries under this agreement. We have the right to sublicense these rights to third parties. We share in the maintenance costs for the licensed patents by paying a fixed annual maintenance fee of $200,000, as well as royalties at a low single-digit percentage of any net revenue generated by our sale of any licensed product. In the event we grant a sublicense under the licensed patent rights, we also have the obligation to pay Furukawa a certain portion of the sublicense royalties. We have one sublicense in place for which we receive a certain portion of our maintenance fees and certain royalties, which will be passed on to Furukawa. Either party may terminate or renew this license agreement after ten years from entry into the agreement.

Fujitsu license agreement

We entered into a license agreement with Fujitsu in 2013. As of March 31, 2022, we had in-licensed 171 issued and pending patents in the U.S. and foreign countries under this agreement. We do not have the right to sublicense these rights to third parties. Under the terms of this license agreement, Fujitsu has no obligation to sue or enforce the patent rights against third party infringers. Our license from Fujitsu is fully paid up and royalty free worldwide, with nonexclusive rights for power electronics. This agreement is non-terminable.

Cree license agreement

We entered into a license agreement with Cree in 2013. As of March 31, 2022, we had in-licensed over 420 issued and pending patents in the U.S. and foreign countries under this agreement. We do not have the right to sublicense these rights to third parties. Under the terms of this license agreement, Cree has no obligation to sue or enforce the patent rights against third party infringers. We have the obligation to pay royalties at a low single-digit percentage of any net revenue generated by our sale of any licensed product. Either party may terminate or review this license agreement every three years.

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

Trademarks and Trade Secrets: Trademarks form an important part of branding our products, the philosophy behind those products and the Company itself. Some of our key trademarks are the Transphorm logo (with the globe), Q+R (our Quality and Reliability brand) and SuperGaN (our highest performance new generation of GaN products). We also rely on trade-secret protection for our confidential and proprietary information, and we typically use non-disclosure agreements when commencing a relationship with a customer or partner, particularly when we believe we will share proprietary information. We have an internal program to document our trade-secrets for each major area of our technology and operations. We cannot be sure that we can meaningfully protect our trade secrets on a continuing basis. Others may independently develop substantially equivalent confidential and proprietary information or otherwise gain access to our trade secrets.

Licensing to Nexperia: As part of our long-term cooperation agreement with Nexperia and in exchange for Nexperia’s original investment in us, we agreed to transfer certain technologies to Nexperia and have provided Nexperia with licenses to manufacture and sell products using such technologies (in each case, excluding our epi process technology) as follows:

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

•These licenses are ultimately contingent upon Nexperia fulfilling the appropriate licensing payment requirements, which in turn are contingent upon the execution of certain milestones by us. As of March 2022, the licenses were secured by Nexperia upon payment of the applicable licensing consideration by Nexperia and execution of milestones by us.

Competition

Overview: Our solutions compete with other power semiconductor solutions for power conversion including other GaN products, SiC products and silicon super-junction and IGBT products. Both GaN and SiC belong to the wide-bandgap semiconductor materials category, which offer high power switching performance due to their inherent capability to switch with lower losses at high voltages. Our GaN products are targeted at the 600 Volt to 650 Volt and the 900 Volt markets today, addressing power levels from 30 watts to over 30 kilowatts.

Competition in our markets is based on a variety of factors, including cost, size, power consumption, performance, reliability, product line depth and breadth, and ability to supply in sufficient quantities. We believe we can, or will be able to, compete effectively based on these factors.

Our GaN solutions compete with silicon-based products from companies such as Infineon, ST Microelectronics, Toshiba, ON Semiconductor and others, as well as with SiC based offerings from Rohm, Infineon, Wolfspeed, and others. SiC devices benefit from the fact that they are vertical devices while today’s high performance GaN devices are lateral devices. Vertical devices tend to offer smaller total chip area for similarly rated devices. However, GaN devices can make up for this size difference, at least in part, by being manufactured on a very low cost silicon substrate. We also compete with other high-voltage GaN product providers including Power Integrations, Infineon, Panasonic, GaN Systems, Navitas, Texas Instruments, Innoscience and others.

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

Competition With Silicon: We aim to capture applications that are traditionally addressed by silicon but for which silicon no longer offers sufficient performance. However, although the overall system cost may be lower with GaN due to compact size and reduction of other components in the system, the cost of certain GaN devices is higher than the cost of the comparable silicon devices at present (approximately twice the cost as such silicon devices). Therefore, in applications where silicon performance is acceptable, it may be difficult to compete with GaN products until the cost of the GaN devices is reasonably close to comparable silicon devices at a per device level. Typically, GaN devices face competition from silicon superjunction devices or silicon IGBT devices in such scenarios.

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

Our Growth Strategy

Our growth strategies include (i) addressing growth in the power conversion markets through innovative GaN products with high quality and reliability that are easy to use, (ii) establishing an aggressive product and technology roadmap to improve product performance and decrease our costs, (iii) maintaining strong partnerships in what we believe are important product areas, and (iv) maintaining strong connections with suppliers, manufacturing partners, solutions partners and distribution partners.

In the near term, we aim to continue to incorporate our products into power supplies by supporting product opportunities ranging from sub-100 watt compact smartphone fast-charging adapters to over 3 kilowatt power supplies for datacenter servers and blockchain applications with our GaN products. We continue to develop reference designs for various adapter solutions such as 65 watt to over 200 watt USB Type-C and other related fast chargers to provide customers a complete solution with our easy-to-use, high reliability GaN products. Adapters for fast chargers, which are prevalent with the increased power consumption of 5G mobile phones, represents a strong opportunity to market our GaN solutions. We aim to continue our partnerships with customers who have already introduced high-efficiency, compact, GaN-based power supplies in the market recently and to expand with more customers in this area.

In addition, we are addressing industrial markets such as industrial power supplies, servo motor drives for robotics, uninterruptible power supplies, and inverters and chargers for off-grid and backup power solutions, among other products. Our products come in standard packages that are thermally robust and capable of efficiently delivering 1 kilowatt to 5 kilowatts of power in a single package, which we believe are well suited for these types of products. We also develop reference designs for the applicable subsystems of power converters and inverters to ease product integration and help our customers derive additional benefit with GaN solutions. We have developed significant partnerships in this area, such as with Yaskawa in the area of servo motor drives.

The number of electric vehicles worldwide is expected to continue to grow from just over 3 million to over 30 million over the next decade. We believe that power conversion opportunities on board the automobile, such as on board battery charger and DC-DC converters for powering auxiliary systems, as well as the powertrain inverters, represent a strong market opportunity for GaN solutions. GaN-based devices can provide improvements in efficiency over traditional silicon devices, enabling compact systems for efficient charging and ultimately enabling higher driving range. In the mid term, our focus will be having customers design around our products in the areas of DC-DC converters (e.g., 3 kilowatt power) and onboard chargers (e.g., 6.6 kilowatt to 11 kilowatt power); we currently have products available to address these product areas. In the long term, we aim to address powertrain inverters with higher power ratings (e.g., 50 kilowatts to over 200 kilowatts) using innovative solutions such as combining multiple GaN devices and developing devices rated for higher power output. For example, we believe we are the only company to date to qualify and release a 900 Volt-rated GaN power device. We also have 1200 Volt rated devices at a demonstration stage.

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
Government Regulation and Product Approval

Our primary set of products that include GaN power semiconductor FETs fall into the ECCN EAR-99 category of the export regulations from the U.S. Department of Commerce and as such are not currently subject to restrictions. We are required to conform to other guidelines and restrictions of the Department of Commerce and other government regulations that may be in place from time to time concerning shipping products to specific companies or countries. Our GaN epiwafers are classified under the ECCN 3C001 (GaN on silicon) and ECCN 3C006 (GaN on silicon carbide) category of export regulations, while our GaN on silicon epiwafer production and development technology falls under ECCN 3E001 of the regulations, and may require a license for export, re-export or transfer to a number of countries pursuant to EAR. We have systems in place to ensure our compliance with these guidelines and procedures and U.S. laws and regulations. Any exports of our technology for development or production of our epiwafers (under ECCN 3E001) to our own subsidiary in Japan and to AFSW, which is wholly owned by our joint venture GaNovation, is under the license exception TSR (technology and software under restriction).

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

Wafer Fabrication and Joint Venture: Our wafer manufacturing as well as most of our engineering development is accomplished in our joint venture wafer fab in Aizu Wakamatsu, Japan. AFSW has a fully depreciated 6-inch production fabrication facility, originally running silicon CMOS and bipolar processes and, since 2012, also running GaN processes while continuing some silicon-based wafer foundry activity. In November 2013, we entered into a process technology and development and services agreement with FSL to integrate our GaN power device manufacturing processes with FSL’s manufacturing processes to enable our GaN wafer manufacturing at what is now the AFSW fabrication facility. Since that time, we have gained full access to the facility for development and manufacturing of various generations of our GaN products. For example, we worked with FSL to qualify a complete manufacturing process for GaN wafers in the AFSW fabrication facility, which resulted in our products being commercially released in 2015 under our Gen-2 platform. Subsequently all our production supply of fabrication wafers has been sourced from the AFSW fabrication facility.

In 2017, we entered into a joint venture agreement with FSL to gain further control of our GaN manufacturing, share ownership and operating costs of the AFSW entity, and refine certain other aspects of our commercial relationship. Originally, we held a 49% interest, and FSL held a 51% interest, in this joint venture. On April 1, 2020, FSL exercised its put option under the joint venture agreement and notified us that FSL intended to exit the joint venture by selling its 51% interest in AFSW to us. In December 2020, we created GaNovation with JCP Capital Management, LLC Limited (the controlling party, with a 75% interest in GaNovation) to become a partner in AFSW. In August 2021, GaNovation acquired all of our and FSL’s interests in AFSW. We currently hold a 25% interest in GaNovation. For the year ended March 31, 2022, GaNovation’s primary business activity related to the businesses of AFSW. We have agreed to use our best efforts to maintain and continue the operations of AFSW until at least August 1, 2022, which we believe is synergistic with our own business for securing wafers for our products. For as long as we have had an ownership interest in AFSW, it has operated at a loss. If AFSW continues to operate at a loss (which we currently expect to be the case), our cash flows will be negatively impacted.

The AFSW facility, which has a capacity of 14,000 CMOS process equivalent wafers per month, is capable of producing sufficient GaN wafers for our needs in 2022. We believe the AFSW facility can be scaled on demand in the mid-term, and is scalable to address our demand in the long-term over 5 years with increased investment in various standard semiconductor wafer fab equipment, typically acquired from used markets.

Backside Wafer Processing, Packaging and Testing: We contract with two third-party vendors to perform standard functions of back-side grinding and metallization in external facilities in Asia to complete the full wafer process. After these processes, the finished GaN wafers are transported to one of our packaging sub-contracting partners depending on the type of final package, where they are diced and finished into the final product. We have multiple sites in production for our PQFN packages and at present one site in production for our TO247, TO220 and D2Pak package. The final test portion of the supply chain is also in Asia, in many cases residing within our packaging sub-contractors.

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

Sales

Our revenue consists of (i) perpetual licensing revenue, (ii) government revenue from our contract with the U.S. Navy and (iii) revenue from product sales. Products are sold to distributors and end-users in various sectors such as, but not limited to, the automotive, gaming, industrial, IT, consumer and RF (for our epiwafer products) industries.

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

We partner with several regional distributors and sales representatives. In Asia, Avnet, Fujitsu Electronics (now part of Kaga Electronics), Common Power, Sino-American Silicon Products, Inc. and GaNovation are our current distributors, with GaNovation as the exclusive primary distributor for new accounts. In Japan, OSE, Kaga-FEI and Asahi Tech are our current distributors. In North America, Fujitsu Electronics is our current distributor, and in Europe, we have partnered with Hyline. Additionally, our products are available worldwide through Digikey and Mouser. We employ multiple regional representatives, primarily in the United States, on an as-needed basis. We also work with select design and development partners who make reference designs and system level solutions with our GaN products and are a part of our extended applications-oriented effort.

Markets and Design Cycles: For the year ended March 31, 2022, the three months ended March 31, 2021 and the year ended December 31, 2020, our product and service revenue of approximately $12.2 million, $1.7 million and $3.1 million, respectively, was comprised of sales into gaming power supplies, data center power supplies and infrastructure, power adapters, miscellaneous industrial applications and sampling revenue to automotive customers, including through our distributor Nexperia, and epiwafer sales. We expect revenue from product sales will increase in fiscal 2023, as compared to the year ended March 31, 2022.

Design cycles for our products can be long and range from 6 to 18 months for the adapter/consumer market to 18 to 30 months for the datacenter and communication infrastructure market as well as industrial markets, to 3 to 5 years for the automotive market. Our sales funnel also classifies various opportunities in stages in the lifecycle at our customers including the stages of investigation, evaluation, dedicated board design, design-in, prototype and pilot production, before commencing full production.

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

Marketing

Our target application markets for our GaN power products are power adapters and computing, datacenters and infrastructure, industrial and automotive. Our worldwide marketing efforts are coordinated out of our headquarters in Goleta, California and our offices in Campbell, California, Taiwan and Hong Kong. Key elements of our marketing efforts include:

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

•Utilization of social media platforms such as LinkedIn, Facebook and Instagram;

•Advertising on Digikey and Mouser, with analytical monitoring and search analytics; and

•Regular press releases and announcements.

Nexperia Cooperation Agreement

In 2018, we entered into a five-year cooperation agreement with Nexperia, a stand-alone power semiconductor business spun out from NXP Semiconductors N.V., to secure funding for us and create a second source of supply for our GaN products or equivalent products, which certain customers may require to be available in the market for broader adoption of our products, and to enable a stronger long term outreach for the automotive market than possible with our own resources. Nexperia has begun promotion of their GaN products in the market, which is positive for the overall adoption of GaN solutions as well as for our business in particular, as Nexperia currently purchases epiwafers from us and has contracted to purchase epi material from us in the future when they produce their own epiwafers, as further described below. In connection with purchasing approximately $16.0 million of our Series 3 convertible preferred stock in April 2018, Nexperia entered into a set of cooperation agreements with us including a development and license agreement (“DLA”), loan and security agreement (“LSA”) and supply agreement. On May 18, 2021, we entered into two new agreements (a strategic cooperation agreement and an option agreement) with Nexperia, as well as amendments to the LSA, DLA, and supply agreement.

Development and License Agreement
On April 4, 2018, we entered into the DLA with Nexperia, pursuant to which we agreed to develop and transfer to Nexperia certain manufacturing process technologies (excluding our epi process technology) to enable Nexperia to manufacture GaN-based products at Nexperia’s facilities. Nexperia also agreed to provide funding for the development of such technologies in return for limited exclusivities in automotive and other fields. Key components of the DLA include:

•Foundry Transfer: The DLA required transfer of our existing Gen-3 wafer fabrication process to Nexperia’s wafer fabrication facility in Hamburg, Germany. We received $9.0 million of funds from Nexperia in relation to the transfer activity, associated intellectual property and projects completed to date. This transfer also creates a second source for GaN wafer fabrication, which we expect will facilitate broader adoption of GaN technology, as certain customers require multiple sources for risk mitigation.

•Technology Projects for “Pre-funded” Technology Loans and Licensing: Additionally, technology projects pertaining to our products and related activities were pre-funded by loans from Nexperia after we demonstrated that we had reached certain milestones (which have been completed). Such loans have been deemed paid off as the target milestones identified in the Statement of Work (SoW) of the DLA are complete. As the milestones have been completed and the loans deemed paid off, Nexperia has secured a license to the technology developed pursuant to the DLA.

On May 18, 2021, we entered into an amended and restated development and license agreement (the “Amended DLA”) with Nexperia, pursuant to which granted Nexperia rights to sell products in the automotive field in Japan. Our rights to sell products in the automotive field in Japan remain in place under the Amended DLA. As per the original agreement, after April 2023, Nexperia’s exclusive rights for sale of products in the automotive field outside of Japan terminate. In addition, the parties have clarified the ability of Nexperia’s customers to use products developed by Nexperia through exercise of its rights under this agreement.

Loan and Security Agreement
The LSA, originally entered into on April 4, 2018, comprises term loans in an aggregate principal amount of $15.0 million, separated into tranches for pre-funded projects and subject to the satisfaction of specified conditions, and a $10.0 million revolving loan, each of which bears 6% annual interest. A number of amendments have since been made to the LSA. The current terms and status of the loans governed by this agreement are as follows:
•The term loans under the amended LSA include a $5.0 million Tranche A loan intended to pre-fund our Gen-4 technology development and a $8.0 million development loan intended to pre-fund our Gen-5 and 900 volts technology development. As of March 31, 2022, these loans were paid off.

•The $12.0 million revolving loan under the LSA, all of which was outstanding as of March 31, 2022, is secured against our U.S. non-MOCVD patents and is scheduled to mature at the earlier of (i) April 4, 2023 and (ii) the date a Change of Control (as defined in the LSA) occurs. Interest on the outstanding principal amount of the loans accrues at a rate of 6% per annum.

Supply Agreement

Simultaneously with the DLA and LSA, we entered into a supply agreement with Nexperia, which was amended and restated on May 18, 2021. The supply agreement sets forth the terms under which Nexperia may purchase epiwafers and processed wafers from us, and we may purchase processed wafers from Nexperia. The agreement specifies that Nexperia is our priority customer with respect to epiwafers manufactured by Transphorm Japan Epi, Inc. and, accordingly, has preferred utilization of extra capacity, and further specifies procedures to address expansion of our epiwafer manufacturing capacity and Nexperia’s obligations with respect thereto. The term of the supply agreement is through December 31, 2025, with automatic one year renewals thereafter, and we may not terminate the supply agreement while the option agreement (described below) is in effect.

Strategic Cooperation Agreement
The strategic cooperation agreement serves as a framework agreement that describes the numerous agreements between the parties and provides Nexperia with information rights and inspection rights with respect to our business.

Option Agreement
The option agreement establishes the parameters pursuant to which Nexperia, in certain limited instances, is permitted to exercise an option (the “Option”) to acquire Transphorm Japan Epi, Inc. (“TJE”), a Japanese subsidiary of ours through which we are engaged in the development, manufacturing and sales of Ga-N based epiwafer products. In general, the Option is exercisable upon (i) certain acquisitions of securities or assets of us or our subsidiaries by a Competitor (as defined in the option agreement) that results in us, directly or indirectly, owning less than a majority of TJE, which acquisition is followed by any material breach (that is not cured within a specified time period) by us or a subsidiary of our obligations with respect to epiwafer supply to Nexperia under our supply agreement with Nexperia, or (ii) the unilateral termination by us of the supply agreement. The option agreement also establishes the material terms, including price and timing, for the exercise of the Option by Nexperia. The Option terminates (i) if the Option is not exercised by Nexperia prior to the date on which the option agreement terminates, or (ii) on the first to occur of (a) the termination of the option agreement upon written agreement of the parties, (b) the mutual termination or expiration of the supply agreement, or (c) the first to occur of (1) two years following the date on which we notify Nexperia of epiwafer qualification of a second source and (2) April 1, 2028.
In connection with the option agreement, we also amended and restated our existing intracompany license agreement with TJE to clarify Nexperia’s rights upon exercise of the Option.
Employees and Human Capital
As of March 31, 2022, we had a total of 108 employees, of which approximately 88 are U.S.-based. We value and support hiring exceptional talent to develop our core technology and drive our business growth. None of our U.S. employees is represented by a labor union or covered by a collective bargaining agreement with respect to their employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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
Since our inception in 2007, we have generated minimal revenue and substantial net losses as we have devoted our resources to the development of our technology, and our business model has not been proven. As of March 31, 2022, we had an accumulated deficit of $178.6 million. For the year ended March 31, 2022, the three months ended March 31, 2021, and the year ended December 31, 2020, our net loss was $10.2 million, $6.6 million and $17.9 million, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in our infrastructure and research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses. Our revenue growth may be slower than anticipated or our revenue may decline for a number of other reasons, including slower growth of, or reduced demand for, GaN power management solutions, increased competition, or any failure to capitalize on growth opportunities. If we are unable to generate sufficient revenue, we may never become profitable or be able to maintain any future profitability. If this were to occur, our stockholders could lose all or part of their investment.
We expect we will need to raise additional capital in the future to support our business, and this capital may be unavailable on attractive terms, if at all, and could dilute your investment.

We currently incur and historically have incurred losses from operations and expect to do so in the foreseeable future. We have sustained recurring losses and negative cash flows from operations which previously raised substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm issued their audit report on the transition period of three months ended March 31, 2021, and the years ended December 31, 2020 and 2019, which included an explanatory paragraph as to our ability to continue as a going concern. During the year ended March 31, 2022, we raised gross proceeds of $50.9 million from private placements and, as of March 31, 2022, we had $33.4 million in cash and cash equivalents. While we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans for at least the next twelve months, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. Our future ability to continue as a going concern will depend on us being able to raise significant additional capital to fund our operations and achieve our business objectives, as we do not expect to achieve profitability in the short-term.

We have outstanding a $12.0 million revolving loan with Nexperia that bears 6% annual interest and matures on the earlier of April 4, 2023 and the occurrence of specified change of control events. We are also party to a joint venture agreement with a third party for the ownership and operations of GaNovation, which wholly owns AFSW, a wafer fabrication facility located in Aizu Wakamatsu, Japan. While we had a direct ownership interest in AFSW of 49% prior to August 2021, we now have an indirect ownership interest in AFSW of 25% through our ownership of GaNovation. For as long as we have had an ownership interest in AFSW, it has operated at a loss. Our share of the operating losses incurred by AFSW over the year ended March 31, 2022, the three months ended March 31, 2021 and the year ended December 31, 2020 was approximately $4.0 million, $1.5 million and $6.8 million, respectively. We have agreed to use our best efforts to maintain and continue the operations of AFSW until at least August 1, 2022, which will continue to negatively affect our cash flow. In addition, the ongoing COVID-19 pandemic may negatively impact or slow down any efforts by us to secure additional business for AFSW.

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
Our business could be adversely affected by the effects of health epidemics or pandemics, including the ongoing COVID-19 global pandemic, in regions where we or third parties on which we rely have manufacturing or other business operations.
The effects of health epidemics or pandemics could materially affect our operations globally, including at our headquarters in California and at our subsidiaries in Japan. For example, the COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. The COVID-19 pandemic continues to impact our business and has adversely disrupted and will further disrupt the operations at certain of our customers, partners, suppliers and other third-party providers for an uncertain period of time, including as a result of travel restrictions, adverse effects on budget planning processes, business deterioration, and/or business shutdowns, all of which has impacted our business and results of operations. Some of our customers have experienced delays in their internal development programs and design cycles with our GaN products due to the effects of the COVID-19 pandemic, which have led to postponements of their orders of our products and postponements of determinations that our products will be used in their designs for new products under development with corresponding delays in their market introduction and our achievement of revenues. Our billings under our contract with the U.S. Navy have been lower than originally expected as a result of the pandemic. The pandemic has also led to delays for certain milestones in our development projects that are due in June 2022.
We have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate. For example, we have at times during the COVID-19 pandemic required our employees to work remotely unless they could not perform their essential functions remotely and suspended all non-essential travel. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, temporarily suspending travel and restricting the ability to do business in person has impacted our customer success efforts, sales and marketing efforts, and may challenge our ability to enter into customer contracts or maintain or enter into new partnerships in a timely manner, slow down our recruiting efforts, or create operational or other challenges, any of which could harm our business, financial condition and results of operations. Furthermore, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, not possible, for us to continue our business for a substantial period of time.
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
The markets in which we compete are highly competitive. We expect competition to intensify in the future as existing competitors and new market entrants introduce new products into our markets. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and the loss of market share, any of which could seriously harm our business, financial condition and results of operations. If we do not keep pace with product and technology advances and otherwise keep our product offerings competitive, there could be a material and adverse effect on our competitive position, revenue and prospects for growth. Many of our existing competitors, such as silicon-based product providers (e.g., Infineon, ST Microelectronics, Toshiba and ON Semiconductor), silicon carbide-based product providers (e.g., Rohm, Infineon and Wolfspeed) and other high-voltage GaN product providers (e.g., Power Integrations, Infineon, Panasonic, GaN Systems, Navitas, Texas Instruments and Innoscience), have, and some of our potential competitors could have, substantial competitive advantages such as:

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
We are a development stage company with 108 employees as of March 31, 2022 and are subject to the strains of ongoing development and growth, which has placed significant demands on our management and our operational and financial infrastructure. To manage any growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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

Investments in us may be subject to U.S. foreign investment regulations which may impose conditions on or limit certain investors’ ability to purchase or hold our common stock, potentially limiting our ability to enter into or maintain strategic relationships and making our common stock less attractive to investors.

Under section 721 of the U.S. Defense Production Act of 1950, as amended (the “DPA”), the U.S. President has the power to disrupt or block certain foreign investments in U.S. businesses if the President determines that such a transaction threatens U.S. national security. The Committee on Foreign Investment in the United States (“CFIUS”) has the authority to conduct national security reviews of certain foreign investments. CFIUS may clear a transaction, negotiate or impose mitigation measures as a perquisite to granting clearance of a transaction, or recommend that the President impose conditions or block the transaction or force divestment if the transaction has closed. The Foreign Investment Risk Review Modernization Act (“FIRRMA”), enacted in 2018, amended the DPA to, among other things, expand CFIUS’s jurisdiction beyond acquisitions of control of U.S. businesses. Now, CFIUS also has jurisdiction over certain foreign non-controlling investments in U.S. businesses that involve critical technology or critical infrastructure, or that collect and maintain sensitive personal data of U.S. citizens (“TID U.S. Businesses”). We are a TID U.S. Business because we develop and design technologies that would be considered critical technologies. Certain foreign investments in TID U.S. Businesses are subject to mandatory filing with CFIUS. We have received and may continue to receive foreign investments, some of which may be subject to CFIUS jurisdiction. The enhanced scrutiny and potential restrictions on the ability of foreign persons to invest in us could limit our ability to engage in strategic transactions that could benefit our stockholders, including a change of control, and could also affect the price that an investor may be willing to pay for our common stock.
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
As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act. In addition, we are subject to the listing standards of the Nasdaq Capital Market. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Among other things, we are required to:

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

We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. For example, in connection with the audit of our consolidated financial statements for the year ended March 31, 2022, the three month transition period ended March 31, 2021 and the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting. We cannot predict the outcome of our testing in future periods. If we identify additional material weaknesses in the future or are unable to remediate the material weakness we currently have, our financial statements may be inaccurate and investors could lose confidence in the reliability of our financial statements, which in turn could negatively affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Capital Market.

We have identified a material weakness in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our consolidated financial statements in future periods.
We have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. As disclosed in Item 9A of this Report, in connection with the audit of our consolidated financial statements for the year ended March 31, 2022, we identified one material weakness in our internal control over financial reporting related to insufficient personnel with technical accounting knowledge and financial reporting experience and inadequate performance of review controls with respect to certain areas of the financial statements. Accordingly, we were not able to assert that our internal control over financial reporting was effective as of March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.
Remediation of the material weakness will require management attention and cause us to incur additional expenses. If we fail to remediate the material weakness, or if we are unable to maintain effective controls and procedures in the future, our ability to record, process, summarize and report financial information accurately and within the time periods specified in SEC rules and forms could be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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
We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”), and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. The Merger, our prior equity offerings and other changes in our stock ownership may have resulted in ownership changes. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California’s 2020 Budget Act temporarily suspended the use of NOLs and limited the utilization of the research credit to $5 million annually for 2020, 2021 and 2022.

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
As of June 15, 2022, KKR Phorm Investors L.P. (“Phorm”) beneficially owned approximately 40.4% of our outstanding common stock, and our executive officers and directors, together with holders of ten percent or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 42.2% of our outstanding common stock. As a result, these stockholders, acting together, or Phorm individually, have the ability to significantly impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together or Phorm individually, have the ability to significantly impact the management and affairs of our company. Pursuant to the terms of a stockholders agreement with Phorm (the “Phorm Stockholders Agreement”), Phorm has the right to nominate (i) a majority of the board so long as it beneficially owns at least 40% of our then-outstanding shares of common stock, (ii) 33% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 20% but less than 40% of our then-outstanding shares of common stock, and (iii) 10% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 10% but less than 20% of our then-outstanding shares of common stock. Further, pursuant to the Phorm Stockholders Agreement, so long as Phorm beneficially owns 20% or more of the outstanding shares of our common stock, we will take all necessary action to cause a director nominated by Phorm to serve as chair of our board of directors.

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

Our bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware, or if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware, will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws (as either may be amended from time to time) or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein and the claim not being one which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or for which the Court of Chancery does not have subject matter jurisdiction. Our bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and to have consented to these provisions of our bylaws. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery or a federal district court may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find either of these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.

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

Item 1B. Unresolved Staff Comments.
Not applicable

Item 2. Properties.

Our headquarters are located in Goleta, California, where we lease approximately 27,800 square feet of commercial space for research and development, engineering, testing and corporate offices. We also lease additional offices in the United States and internationally in Japan, China, Hong Kong, Taiwan and the Philippines. We believe that our facilities are suitable to meet our current needs.

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

On April 5, 2022, Joel Newman, an alleged holder of our common stock, filed a complaint in the Delaware Court of Chancery derivatively against our directors and KKR Phorm Investors L.P. (“Phorm”). The complaint alleges that the directors and Phorm breached their fiduciary duties, and the directors committed waste, because the terms of the November 5, 2021 private placement in which Phorm participated were unfairly favorable to Phorm. The directors have the right to advancement from us of expenses incurred defending the claims. The defendants filed motions to dismiss on May 26, 2022. We are unable to estimate the potential loss or range of loss, if any, associated with this lawsuit.

Item 4. Mine Safety Disclosures.
Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our common stock, par value $0.0001 per share, began trading on the Nasdaq Capital Market on February 22, 2022 under the symbol “TGAN”. Prior to that date, our common stock traded on the OTC Market Group’s quotation system under the symbol “TGAN” from July 29, 2020 to February 21, 2022.

Holders of Record

As of June 21, 2022, there were 37 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in street name.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
All unregistered sales of equity securities during the year ended March 31, 2022 were previously disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K, except for the following:

On January 5, 2022 and January 10, 2022, we issued 13,028 shares and 82,500 shares, respectively, of our common stock to former placement agents upon their exercise in full of warrants that we had issued to them in December 2020. These securities were issued in reliance upon the exemptions from registration under the Securities Act provided by Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder as transactions not involving a public offering. The purchasers are “accredited investors” as that term is defined in Rule 501 of Regulation D and represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. The offer and sale of the securities were made without any general solicitation or advertising.

On February 10, 2022, we issued warrants to purchase an aggregate of 20,233 shares of our common stock to two individuals in exchange for services rendered. The warrants have an exercise price of $8.48 per share, provide for a cashless exercise feature, and are exercisable until December 10, 2025. These securities were issued in reliance upon the exemptions from registration under the Securities Act provided by Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder as transactions not involving a public offering. The warrantholders are “accredited investors” as that term is defined in Rule 501 of Regulation D and represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. The offer and sale of the securities were made without any general solicitation or advertising.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any shares of our common stock or other securities during the quarter ended March 31, 2022.

Performance Graph

As a smaller reporting company, we are not required to provide a stock performance graph.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
We received our first product order “in volume” (e.g., greater than ten thousand units) for our Gen-2-based TO247 products in January 2018. We introduced our Gen-3 products in June 2018. Also in 2018, we were awarded a contract from the U.S. Navy to become a supplier for GaN epiwafer products for use by the U.S. Department of Defense. In the year ended December 31, 2020, we recognized $5.0 million of perpetual licensing revenue from Nexperia related to Gen-4 technology development. In the year ended March 31, 2022, we recognized $8.0 million of perpetual licensing revenue from Nexperia related to Gen-5 and 900V technology development.
Since our inception we have devoted substantial resources to the research and development of GaN power devices and the protection and enhancement of our intellectual property and have incurred significant operating losses. Our net loss was $10.2 million for the year ended March 31, 2022, $6.6 million for the three months ended March 31, 2021 and $17.9 million for the year ended December 31, 2020. As of March 31, 2022, our accumulated deficit was $178.6 million. Substantially all of our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.

Our revenue for the year ended March 31, 2022 was $24.1 million, of which $11.6 million was from related parties. Our revenue for the three months ended March 31, 2021 was $2.4 million, of which $673 thousand was from related parties. Our revenue for the year ended December 31, 2020 was $11.4 million, of which $7.1 million was from related parties and $505 thousand was retroactive application since inception due to new government authorized rates. For the year ended March 31, 2022, Nexperia, the U.S. government and one other overseas customer each accounted for more than ten percent of our revenues and together accounted for 78.1% of our revenues. For the three months ended March 31, 2021 and the year ended December 31, 2020, Nexperia and the U.S. government each accounted for more than ten percent of our revenues. For the three months ended March 31, 2021 and the year ended December 31, 2020, such customers together accounted for 58.5% and 88.8% of our revenues, respectively.
We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our expenses will increase in connection with our ongoing activities as we:

•add sales and field applications personnel and incur related expenses to support operational growth;
•increase activity directly related to promoting our products to increase revenue;
•acquire additional MOCVD reactor capacity; and
•add financial accounting and management systems and select personnel and incur additional legal and accounting expense as we operate as a public company.
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
Private Placements
In February 2020, we sold 5,380,000 shares of common stock in a private placement at a purchase price of $4.00 per share, with aggregate gross proceeds of $21.5 million (before deducting placement agent fees and other offering expenses, which were an aggregate of $1.8 million).
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
In August 2021, we sold 1,000,000 shares of common stock in a private placement at a purchase price of $5.00 per share, with aggregate gross proceeds of $5.0 million (before deducting legal cost of $22 thousand).
In November 2021, we sold an aggregate of 6,600,000 shares of common stock in a private placement at a purchase price of $5.00 per share, with aggregate gross proceeds of $33.0 million (before deducting placement agent fees and other offering expenses which were an aggregate of $840 thousand). Pursuant to the purchase agreements entered into with the investors in this offering, each investor had the right (but not the obligation), subject to the satisfaction of customary closing conditions, to purchase and acquire from us (i) additional shares of common stock at a purchase price of $5.00 per share and (ii) additional warrants to purchase shares of common stock. On June 2, 2022, in connection with the investors’ exercise of such purchase rights, we sold 3,199,999 shares of common stock in a private placement for aggregate gross proceeds of $16.0 million (before deducting placement agent fees and other offering expenses, which were an aggregate of $280 thousand) and issued warrants to purchase 666,668 shares of common stock.

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
Our revenue currently consists of (1) perpetual licensing revenue, (2) revenue from our contract with the U.S. Navy and (3) revenue from product sales. Products are sold to distributors and end-users in various sectors such as, but not limited to, automotive, gaming, industrial, IT, and consumer product industries.
Cost of goods sold

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
Operating Expenses
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
Equity Loss in Joint Venture
Equity loss in joint venture consists of expenditures to cover the losses associated with our 25% share ownership of GaNovation starting August 2021 and former 49% share ownership of AFSW. The potential magnitude of this loss may increase or decrease in the future based upon changes in our shareholding percentage in GaNovation and the level of operating expenses incurred by GaNovation, which wholly owns AFSW.
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
Results of Operations
This section of Management’s Discussion and Analysis generally discusses year-to-year comparisons between the year ended March 31, 2022 and the comparative year ended March 31, 2021. Due to our recent change in fiscal year end from December 31st to March 31st, the comparative year ended March 31, 2021 was unaudited. Discussions of comparisons between (1) the transition period for the three months ended March 31, 2021 (audited) and the comparative period of the three months ended March 31, 2020 (unaudited) and (2) the years ended December 31, 2020 and 2019 (audited) that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Transition Report on Form 10-K for the transition period ended March 31, 2021, filed with the SEC on June 24, 2021.
Comparison of the Years Ended March 31, 2022 (audited) and March 31, 2021 (unaudited)
The following table sets forth our consolidated statements of operations data for the periods indicated (in thousands, except percentages):

	Year Ended March 31,		Change
	2022	2021 (unaudited)	Amount	Percentage
Revenue, net	$24,050	$12,696	$11,354	89.4%
Cost of goods sold	12,530	7,015	5,515	78.6%
Gross profit	11,520	5,681	5,839	102.8%
Operating expenses:
Research and development	6,655	5,898	757	12.8%
Sales and marketing	3,535	2,319	1,216	52.4%
General and administrative	11,226	9,969	1,257	12.6%
Total operating expenses	21,416	18,186	3,230	17.8%
Loss from operations	(9,896)	(12,505)	2,609	(20.9)%
Interest expense	792	758	34	4.5%
Loss in joint venture	3,971	6,885	(2,914)	(42.3)%
Changes in fair value of promissory note	(605)	2,093	(2,698)	(128.9)%
Other income, net	(3,819)	(1,940)	(1,879)	96.9%
Loss before tax expense	(10,235)	(20,301)	10,066	(49.6)%
Tax expense	—	—	—
Net loss	$(10,235)	$(20,301)	$10,066	(49.6)%
Revenue increased $11.4 million, or 89.4 percent, to $24.1 million for the year ended March 31, 2022 from $12.7 million for the same period in 2021. The increase is due primarily to a (i) $7.5 million increase in product revenue and (ii) $3.6 million increase in licensing and service revenue.

Cost of goods sold increased $5.5 million, or 78.6%, to $12.5 million for the year ended March 31, 2022 from $7.0 million for the same period in 2021, due primarily to costs directly associated with increased sales.
Gross profit increased $5.8 million, or 102.8%, to $11.5 million for the year ended March 31, 2022 from $5.7 million for the same period in 2021. Gross profit margin increased 3.2% to 47.9% for the year ended March 31, 2022 from 44.7% for the same period in 2021. The increase was due primarily to an increase in perpetual licensing revenue.

Operating expenses increased $3.2 million, or 17.8 percent, to $21.4 million for the year ended March 31, 2022 from $18.2 million for the same period in 2021, due primarily to a (i) $1.3 million increase in general and administrative expense and (ii) $1.2 million increase in sales and marketing expense.
Research and development expense increased $757 thousand, or 12.8 percent, to $6.7 million for the year ended March 31, 2022 from $5.9 million for the same period in 2021, due primarily to a (i) $315 thousand increase in lab and testing costs, (ii) $286 thousand increase in costs related to salaries and stock-based compensation expenses and (iii) $119 thousand increase in facility expense.

Sales and marketing expense increased $1.2 million, or 52.4 percent, to $3.5 million for the year ended March 31, 2022 from $2.3 million for the same period in 2021, due primarily to a (i) $812 thousand increase in costs related to salaries and stock-based compensation expenses and (ii) $268 thousand increase in consulting expense.

General and administrative expense increased $1.3 million, or 12.6 percent, to $11.2 million for the year ended March 31, 2022 from $10.0 million for the same period in 2021, due primarily to a (i) $1.0 million increase in costs related to salaries and stock-based compensation expenses, (ii) $173 thousand increase in consulting expense and (iii) $140 thousand increase in insurance cost.

Interest expense of $792 thousand for the year ended March 31, 2022 consists of $715 thousand for our revolving credit facility with Nexperia and $77 thousand for our note payable to Yaskawa. Interest expense of $758 thousand for the same period in 2021 consists of $608 thousand for our revolving credit facility with Nexperia and $150 thousand for our note payable to Yaskawa.

Loss in joint venture was $4.0 million for the year ended March 31, 2022, compared with $6.9 million for the same period in 2021 due to reduced responsibility for operating AFSW.

Changes in the fair value of promissory note were $605 thousand gain and $2.1 million loss for the years ended March 31, 2022 and 2021, respectively.

Other income, net of other expenses, increased $1.9 million, or 96.9 percent, to $3.8 million for the year ended March 31, 2022 from $1.9 million for the same period in 2021, due primarily to recognition of a (i) $1.5 million gain upon termination of our joint venture with FSL and (ii) $1.2 million gain on promissory note conversion, offset primarily by a $756 thousand decrease in subleasing a portion of our research and development facility.

Net loss decreased $10.1 million, or 49.6%, to $10.2 million for the year ended March 31, 2022 from $20.3 million for the same period in 2021. The decrease was attributable primarily to a (i) $11.4 million increase in product revenue, (ii) $2.9 million decrease from loss in joint venture, (iii) $2.7 million positive change in fair value of promissory note and (iv) $1.9 million increase in other income, offset by a (i) $5.5 million increase in cost of goods sold, (ii) $1.3 million increase in general and administrative expense and (iii) $1.2 million increase in sales and marketing expense.

Liquidity and Capital Resources
As of March 31, 2022, we had cash and cash equivalents of $33.4 million, other current assets of $10.9 million and current liabilities of $5.3 million, resulting in working capital of $39.5 million.

Future Funding Requirements

Our ability to sustain operations is dependent mainly on our ability to successfully market and sell our products and our ability to raise capital through additional financings until we are able to achieve profitability with positive cash flows. We currently incur and historically have incurred losses from operations and expect to do so in the foreseeable future. During the year ended March 31, 2022, we used $19.7 million of cash in operations and raised gross proceeds of $50.9 million from the sale of common stock in private placements. We believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Report. We will continue to evaluate our projected expenditures relative to our available cash and evaluate financing alternatives in order to satisfy our working capital and other cash requirements.

Our material capital requirements, including commitment of capital expenditures, are primarily directed toward manufacturing equipment, lease commitments and investments in the joint venture. In 2022, we paid approximately $6.3 million, consisting of investment in the joint venture of $4.5 million, capital expenditures of $595 thousand and lease commitment of $918 thousand, and expect to incur in 2023 approximately $8.7 million, consisting of capital expenditures of $4.0 million, investment in the joint venture of $4.0 million and lease commitment of $681 thousand.
Our future capital requirements will depend on many factors including our revenue growth rate, billing frequency, the impact of the COVID-19 pandemic, the timing and extent of spending to support further sales and marketing and research and development efforts, and our obligations in connection with AFSW (through GaNovation). The future impact of the COVID-19 pandemic cannot be predicted with certainty and may make it more difficult or preclude us from raising additional capital, increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We will require additional equity or debt financing, which we may not be able to raise on terms acceptable to us or at all. If we are unable to raise additional capital when required, our business, results of operations and financial condition would be materially and adversely affected, or we may need to cease operations altogether.

Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Year Ended March 31,		Change
	2022	2021 (unaudited)
Net cash (used in) provided by:
Operating activities	$(19,736)	$(12,897)	$(6,839)
Investing activities	(5,121)	(6,990)	1,869
Financing activities	49,498	14,616	34,882
Increase (decrease) in cash and cash equivalents excluding effect of foreign exchange rate changes	$24,641	$(5,271)	$29,912
Operating Activities

Net cash used in operating activities was $19.7 million and $12.9 million for the years ended March 31, 2022 and 2021, respectively. The increase of $6.8 million was attributable primarily to a $4.4 million decrease in loss in joint venture, a $3.0 million decrease in non-cash perpetual licensing revenue from a related party, a $2.7 million positive change in fair value of promissory note, $1.2 million gain on promissory note conversion, and a $5.6 million decrease in operating asset and liabilities, offset primarily by a $10.1 million decrease in net loss.
Investing Activities
Net cash used in investing activities was $5.1 million and $7.0 million for the years ended March 31, 2022 and 2021, respectively. The decrease of $1.9 million was attributable primarily to a $2.2 million decrease in investment in joint venture, offset by a $373 thousand increase in purchases of property and equipment.
Financing Activities

Net cash provided by financing activities was $49.5 million and $14.6 million for the years ended March 31, 2022 and 2021, respectively. Net cash provided by financing activities during the years ended March 31, 2022, and 2021 relates to net proceeds of $49.8 million and $14.6 million, respectively, from the sale of our common stock in private placements.
Critical Accounting Policies and Estimates
The accompanying discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. We utilize the following critical accounting policies in the preparation of our financial statements.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates and assumptions on historical experience, knowledge of current conditions, and its belief of what could occur in the future, given available information. Actual results could differ from those estimates, and such differences could be material to the consolidated financial statements. Estimates are used for, but not limited to, the determinations of fair value of stock awards and promissory notes, accrual of expenses, revenue recognition, allowance for doubtful accounts, inventory reserve, and useful lives for property and equipment.
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

Disaggregation of Revenue from Contracts with Customers
Revenue consists of perpetual licensing revenue, government contract revenue from our contract with the U.S. Navy and product sales, with applicable performance obligations satisfied at a point in time. Products are sold to distributors and end-users in various sectors such as, but not limited to, the automotive, gaming, industrial, IT, and consumer products industries.

As part of the multi-element commercial arrangement executed with Nexperia on April 4, 2018 (see Note 3 - Nexperia Arrangement), the Company agreed to grant Nexperia the perpetual exclusive right to use the Company’s existing Gen-3 manufacturing process technology. License fees are received upon satisfaction of contractual milestones and recognized upon delivery of the perpetual license or transferred technology without any remaining performance obligations. The Company recognized $8.0 million of perpetual licensing revenue for the year ended March 31, 2022. No licensing revenue was recognized for the three months ended March 31, 2021. The Company recognized $5.0 million of perpetual licensing revenue for the year ended December 31, 2020.

In December 2020, the Company entered into a cooperation and development agreement with Yaskawa Electric Corporation (“Yaskawa”), pursuant to which Yaskawa agreed to provide $4.0 million over approximately three years to fund development activities related to industrial power conversion applications, with an initial focus on servo motor drive applications. Yaskawa provided payments of $1.0 million and $750 thousand of this $4.0 million commitment in December 2020 and July 2021, respectively. The Company evaluated and concluded that the deliverables are the same and nature of the services to be provided to Yaskawa will be consistent over the period of approximately three years. Accordingly, with respect to the $1.8 million payment, the Company recognized $1.1 million as revenue for the year ended March 31, 2022, $333 thousand as revenue for the three months ended March 31, 2021 and $333 thousand as revenue for the year ended December 31, 2020. The Company also recorded $375 thousand as revenue for services rendered but not billed for the year ended March 31, 2022.

Government contract revenues are principally generated under research and development contracts. Contract revenues are derived primarily from research contracts with agencies of the U.S. government. We believe credit risk related to accounts receivable arising from such contracts is minimal. These contracts may include cost-plus fixed fee and fixed price terms. All payments to us for work performed on contracts with agencies of the U.S. government are subject to adjustment upon audit by the Defense Contract Audit Agency. The contract’s expiration dates were initially March and June 2022, but such dates were subsequently extended to June and December 2022, respectively. The Company received new government authorized rates for billing purposes which allowed for retroactive application since inception. The cumulative impact of this rate change as of March 31, 2022 was $423 thousand, of which $(83) thousand and $505 thousand were recorded in the three months ended March 31, 2021 and year ended December 31, 2021, respectively. On February 1, 2022, the Company received new government authorized rates which allowed for retroactive application of $232 thousand for the year ended December 31, 2020. The Company will use the new approved rates on a go-forward basis.

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
Research and Development

The Company is a party to research grant contracts with the U.S. government for which the Company is reimbursed for specified costs incurred for its research projects. These projects include energy saving initiatives for which the U.S. government offers reimbursement funds. Such reimbursements are recorded as an offset to research and development expenses when the related qualified research and development expenses are incurred. Reimbursable costs are recognized in the same period the costs are incurred up to the limit of approved funding amounts on qualified expenses. Grant reimbursement of $345 thousand, $42 thousand and $426 thousand was recorded as an offset to research and development expense for the year ended March 31, 2022, the three month ended March 31, 2021 and the year ended December 31, 2020, respectively.
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

Item 8. Financial Statements and Supplementary Data.

Transphorm, Inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 688)	58
Consolidated Balance Sheets as of March 31, 2022 and March 31, 2021	59
Consolidated Statements of Operations for the Year Ended March 31, 2022, the Three Month Transition Period Ended March 31, 2021 and the Year Ended December 31, 2020	60
Consolidated Statements of Comprehensive Loss for the Year Ended March 31, 2022, the Three Month Transition Period Ended March 31, 2021 and the Year Ended December 31, 2020	61
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Year Ended March 31, 2022, the Three Month Transition Period Ended March 31, 2021 and the Year Ended December 31, 2020	62
Consolidated Statements of Cash Flows for the Year Ended March 31, 2022, the Three Month Transition Period Ended March 31, 2021 and Year Ended December 31, 2020	64
Notes to Consolidated Financial Statements	66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Transphorm, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Transphorm, Inc. (the “Company”) as of March 31, 2022 and March 31, 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for the year ended March 31, 2022, three months ended March 31, 2021 and the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and March 31, 2021, and the results of its operations and its cash flows for the year ended March 31, 2022, three months ended March 31, 2021 and the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Chicago, IL
June 28, 2022

Transphorm, Inc.
Consolidated Balance Sheets
(in thousands except share and per share data)

	March 31, 2022	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$33,435	$9,500
Restricted cash	500	—
Accounts receivable, net, including $1.2 million and $507 thousand from related parties as of March 31, 2022 and March 31, 2021, respectively	2,558	1,618
Inventory	6,330	2,223
Prepaid expenses and other current assets	1,971	953
Total current assets	44,794	14,294
Property and equipment, net	1,649	1,360
Goodwill	1,180	1,302
Intangible assets, net	617	914
Investment in joint venture	143	—
Other assets	263	274
Total assets	$48,646	$18,144

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$3,588	$3,140
Deferred revenue	346	505
Development loan	—	10,000
Revolving credit facility, including accrued interest	180	10,150
Unfunded commitment to joint venture	—	1,866
Accrued payroll and benefits	1,171	1,410
Total current liabilities	5,285	27,071
Revolving credit facility	12,000	—
Promissory note	—	16,128
Total liabilities	17,285	43,199
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 750,000,000 shares authorized as of March 31, 2022 and March 31, 2021, and 53,379,307 and 40,531,996 shares issued and outstanding as of March 31, 2022 and March 31, 2021, respectively	5	4
Additional paid-in capital	211,190	144,201
Accumulated deficit	(178,638)	(168,403)
Accumulated other comprehensive loss	(1,196)	(857)
Total stockholders’ equity (deficit)	31,361	(25,055)
Total liabilities and stockholders’ equity (deficit)	$48,646	$18,144
See accompanying notes to consolidated financial statements

Transphorm, Inc.
Consolidated Statements of Operations
(in thousands except share and per share data)

	Year Ended March 31, 2022	Three Month Transition Period Ended March 31, 2021	Year Ended December 31, 2020
Revenue, net, including related parties (Note 16)	$24,050	$2,425	$11,371
Cost of goods sold	12,530	1,788	6,682
Gross profit	11,520	637	4,689
Operating expenses:
Research and development	6,655	1,780	5,584
Sales and marketing	3,535	663	2,174
General and administrative	11,226	2,733	10,328
Total operating expenses	21,416	5,176	18,086
Loss from operations	(9,896)	(4,539)	(13,397)
Interest expense	792	187	760
Loss in joint venture	3,971	1,468	6,836
Changes in fair value of promissory note	(605)	699	(927)
Other income, net	(3,819)	(314)	(2,157)
Loss before tax expense	(10,235)	(6,579)	(17,909)
Tax expense	—	—	—
Net loss	$(10,235)	$(6,579)	$(17,909)
Net loss per share - basic and diluted	$(0.22)	$(0.16)	$(0.56)
Weighted average common shares outstanding - basic and diluted	46,056,331	40,274,660	31,739,801
See accompanying notes to consolidated financial statements

Transphorm, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended March 31, 2022	Three Month Transition Period Ended March 31, 2021	Year Ended December 31, 2020
Net loss	$(10,235)	$(6,579)	$(17,909)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(339)	(85)	(30)
Other comprehensive loss, net of tax	(339)	(85)	(30)
Comprehensive loss	$(10,574)	$(6,664)	$(17,939)
See accompanying notes to consolidated financial statements

Transphorm, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Period from January 1, 2020 through March 31, 2022
(in thousands except share data)

	Common Stock				Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
Balance at January 1, 2020	4,220,998	$—	$22,404	$(143,915)	$(742)	$(122,253)
Stock options exercised	6,821	—	27	—	—	27
Conversion of preferred shares in connection with the Reverse Merger	23,933,949	3	85,655	—	—	85,658
Shares redeemed in connection with the Reverse Merger	(52,773)	—	(211)	—	—	(211)
Shares issued in connection with the Reverse Merger	1,650,000	—	(50)	—	—	(50)
Issuance of common stock, net of $3.1 million of offering cost excluding warrant cost of $223 thousand	10,380,000	1	33,386	—	—	33,387
Restricted stock awards issued	139,501	—	—	—	—	—
Stock-based compensation	—	—	1,525	—	—	1,525
Other comprehensive loss	—	—	—	—	(30)	(30)
Net loss	—	—	—	(17,909)	—	(17,909)
Balance at December 31, 2020	40,278,496	$4	$142,736	$(161,824)	$(772)	$(19,856)
Stock options exercised	500	—	2	—	—	2
Restricted stock units vested	3,000	—	—	—	—	—
Issuance of common stock	250,000	—	950	—	—	950
Stock-based compensation	—	—	513	—	—	513
Other comprehensive loss	—	—	—	—	(85)	(85)
Net loss	—	—	—	(6,579)	—	(6,579)
Balance at March 31, 2021	40,531,996	$4	$144,201	$(168,403)	$(857)	$(25,055)
Stock options exercised	52,799	—	221	—	—	221
Restricted stock units vested	305,982	—	—	—	—	—
Restricted stock units surrendered due to net share settlement to satisfy employee tax liability	(97,249)	—	(768)	—	—	(768)
Stock warrants exercised	95,528	—	272	—	—	272
Issuance of common stock (Note 11)	9,370,251	1	50,272	—	—	50,273

Conversion of promissory note (Note 11)	3,120,000	—	14,378	—	—	14,378
Stock-based compensation	—	—	2,614	—	—	2,614
Other comprehensive loss	—	—	—	—	(339)	(339)
Net loss	—	—	—	(10,235)	—	(10,235)
Balance at March 31, 2022	53,379,307	$5	$211,190	$(178,638)	$(1,196)	$31,361
See accompanying notes to consolidated financial statements

Transphorm, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31, 2022	Three Month Transition Period Ended March 31, 2021	Year Ended December 31, 2020
Cash flows from operating activities:
Net loss	$(10,235)	$(6,579)	$(17,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory write-off	196	7	435
Depreciation and amortization	843	197	835
Provision for doubtful accounts	—	(48)	110
Perpetual licensing revenue from a related party	(8,000)	—	(5,000)
Stock-based compensation	2,614	513	1,525
Interest cost	107	187	760
Gain on promissory note conversion	(1,222)	—	—
Gain on sale of equipment	—	(40)	—
Loss in joint venture	2,516	1,468	6,836
Changes in fair value of promissory note	(605)	699	(927)
Changes in operating assets and liabilities:
Accounts receivable	(940)	(690)	(245)
Inventory	(4,303)	(603)	(1,072)
Prepaid expenses and other current assets	(518)	108	(283)
Other assets	11	17	206
Accounts payable and accrued expenses	198	(195)	(116)
Deferred revenue	(159)	(169)	674
Accrued payroll and benefits	(239)	195	56
Net cash used in operating activities	(19,736)	(4,933)	(14,115)
Cash flows from investing activities:
Purchases of property and equipment	(595)	(164)	(58)
Investment in joint venture	(4,526)	(968)	(7,348)
Net cash used in investing activities	(5,121)	(1,132)	(7,406)
Cash flows from financing activities:
Proceeds from sale of equipment	—	4	—
Proceeds from stock option exercise	221	2	32
Proceeds from issuance of common stock	50,900	1,000	36,520
Cost associated with issuance of common stock	(1,127)	(50)	(3,133)
Proceeds from exercise of warrants	272	—	—
Payment for repurchase of common stock	—	—	(211)
Payment for taxes related to net share settlement of restricted stock units	(768)	—	—
Loan repayment	—	—	(50)
Net cash provided by financing activities	49,498	956	33,158
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(206)	(85)	182
Net increase (decrease) in cash, cash equivalents and restricted cash	24,435	(5,194)	11,819
Cash, cash equivalents and restricted cash at beginning of period	9,500	14,694	2,875
Cash, cash equivalents and restricted cash at end of period	$33,935	$9,500	$14,694

Supplemental disclosures of cash flow information:
Interest expense paid	$685	$153	$915
Supplemental non-cash investing activity:
Equipment purchases	$250	$—	$—
Supplemental non-cash financing activity:
Issuance of shares in connection with a service contract	$500	$—	$—
Development loan reduction related to perpetual licensing revenue	$8,000	$—	$5,000
Conversion of promissory note	$15,600	$—	$—
Conversion of preferred stock to common stock in connection with the Reverse Merger	$—	$—	$85,658
Private placement offering cost	$—	$—	$223
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
Change in Fiscal Year End
On April 20, 2021, we changed our fiscal year from the period beginning on January 1 and ending on December 31 to the period beginning on April 1 and ending on March 31 of each year, effective immediately. Accordingly, we filed a Transition Report on Form 10-K on June 24, 2021 to include audited consolidated financial information for the transition period from January 1, 2021 through March 31, 2021.
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
In addition, pursuant to the Merger Agreement, (i) options to purchase 29,703,285 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger under Transphorm Technology’s 2007 Stock Plan (the “2007 Plan”) and 2015 Equity Incentive Plan (the “2015 Plan”) were assumed and converted into options to purchase 2,461,923 shares of our common stock, (ii) warrants to purchase 186,535 shares of Transphorm Technology’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed, amended and converted into warrants to purchase 15,461 shares of our common stock, and (iii) Transphorm Technology’s outstanding convertible promissory note was amended to be convertible at the option of the holder, into shares of our common stock at a conversion price of $5.12 per share. On October 4, 2021, the promissory note of $15.6 million, consisting of an outstanding principal amount of $15.0 million plus accrued but unpaid interest of $600 thousand, was further amended to reduce the conversion price from $5.12 per share to $5.00 per share and converted into an aggregate of 3,120,000 shares of our common stock. See Note 13 - Fair Value Measurements, Note 9 - Debts and Note 11 - Stockholders’ Equity (Deficit).
All per share and share amounts for all periods presented have been retroactively adjusted to reflect the effect of the Merger.
Liquidity and Capital Resources
The Company’s ability to sustain operations is dependent mainly on its ability to successfully market and sell its products and its ability to raise capital through additional financings until it is able to achieve profitability with positive cash flows. The Company currently incurs and historically has incurred losses from operations and expects to do so in the foreseeable future. During the year ended March 31, 2022, the Company used $19.7 million of cash in operations. Although the Company expects to continue to incur losses and sustain negative cash flows from operating activities, during the year ended March 31, 2022, the Company raised gross proceeds of $50.9 million from private placements. Consequently, the Company has sufficient resources to fund its operations for the next twelve months from the date of this filing. The Company may need to continue to raise additional capital to finance its losses and negative cash flows from operations beyond the next twelve months and may continue to be dependent on additional capital raises.

Impact of COVID-19 on Our Business
The COVID-19 pandemic has adversely disrupted and will further disrupt the operations at certain of our customers, partners, suppliers and other third-party providers for an uncertain period of time, including as a result of travel restrictions, adverse effects on budget planning processes, business deterioration, and/or business shutdowns, all of which has impacted our business and results of operations. Some of our customers have experienced delays in their internal development programs and design cycles with our GaN products due to the effects of COVID-19, which have led to postponements of their orders of our products and postponements of determinations that our products will be used in their designs for new products under development with corresponding delays in their market introduction and our revenues. While the impact of COVID-19 on our business and results of operations has not been significant to date, and we do not expect to see any significant impact in the near term, any future impact of COVID-19 cannot be predicted with certainty and may make it more difficult or preclude us from raising additional capital, increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity.

Note 2 - Summary of Significant Accounting Policies
Principles of Consolidation

The consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries, Transphorm Technology, Transphorm Japan, Inc., Transphorm Japan Epi, Inc. and Transphorm Aizu, Inc. Upon consolidation, all significant intercompany accounts and transactions have been eliminated.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates and assumptions on historical experience, knowledge of current conditions, and its belief of what could occur in the future, given available information. Actual results could differ from those estimates, and such differences could be material to the consolidated financial statements. Estimates are used for, but not limited to, the determinations of fair value of stock awards and promissory notes, accrual of expenses, revenue recognition, allowance for doubtful accounts, inventory reserve, and useful lives for property and equipment.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly-liquid investments with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist principally of bank deposits and money market funds. Restricted cash of $575 thousand as of March 31, 2022 consists of $500 thousand of cash in current asset and $75 thousand of long-term deposit in other assets. Restricted cash of $75 thousand as of March 31, 2022 and 2021 consists of long-term deposit in other assets.
Foreign Currency Risk
The Company is exposed to foreign currency risk due to its operations in Japan (Yen). Assets and liabilities of the operations are re-measured into U.S. currency at exchange rates in effect at the balance sheet dates through the consolidated statements of comprehensive income. Gains or losses resulting from foreign currency transactions are re-measured using the rates on the dates on which those elements are recognized during the period and are included in other income or expense in the consolidated statements of operations. Changes in the value of our cash balance due to fluctuations in foreign exchange rate are presented on the consolidated statements of cash flows as effect of foreign exchange rate changes on cash, cash equivalents and restricted cash. As of March 31, 2022 and March 31, 2021, the Company had foreign cash and cash equivalents of $66 thousand and $444 thousand, respectively, which represented 0.2 percent and 4.7 percent, respectively, of total cash and cash equivalents.
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
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes the impact of foreign currency translation adjustments.

Accounts Receivable
Accounts receivable are analyzed and allowances for uncollectible accounts are recorded, as required. Provisions for uncollectible accounts, if any, are recorded as bad debt expense and included in general and administrative expenses in the accompanying consolidated statements of operations. The process for determining the appropriate level of allowances for doubtful accounts involves judgment, and the Company considers such factors as the age of the underlying receivables, historical and projected collection trends, the composition of outstanding receivables, current economic conditions and regulatory changes. An account is fully reserved when reasonable collection efforts have been unsuccessful and it is probable that the receivable will not be recovered. No provision for doubtful accounts was recorded for the year ended March 31, 2022 as substantially all of the accounts receivables were collected subsequently. Recovery from doubtful accounts amounted to $48 thousand for the three months ended March 31, 2021. Provision for doubtful accounts amounted to $110 thousand for the year ended December 31, 2020.
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
Goodwill
Goodwill arose for the acquisition of a business in February 2014 based in Japan and was accounted for as the purchase of a business. Goodwill generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment at least annually in December unless certain events occur or circumstances change. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. We test for goodwill impairment annually, on March 31, or earlier if events or changes in circumstances indicate goodwill might possibly be impaired. Impairment exists when the carrying value of the goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess as a charge to operations in the consolidated statements of operations. For the year ended March 31, 2022, the three months ended March 31, 2021, and the year ended December 31, 2020, no impairment charge was recorded related to goodwill.
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
If it is determined that the carrying values might not be recoverable based upon the existence of one or more indicators of impairment, the Company performs a test for recoverability using various methodologies, such as the income approach or cost approach, to determine the fair value of intangible assets depending upon the nature of the assets. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their respective fair values. For the year ended March 31, 2022, the three months ended March 31, 2021 and the year ended December 31, 2020, no impairment charges were recorded related to intangible assets.
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
Disaggregation of Revenue from Contracts with Customers
Revenue consists of perpetual licensing revenue, government contract revenue from our contract with the U.S. Navy and product sales, with applicable performance obligations satisfied at a point in time. Products are sold to distributors and end-users in various sectors such as, but not limited to, the automotive, gaming, industrial, IT, and consumer products industries.

As part of the multi-element commercial arrangement executed with Nexperia on April 4, 2018 (see Note 3 - Nexperia Arrangement), the Company agreed to grant Nexperia the perpetual exclusive right to use the Company’s existing Gen-3 manufacturing process technology. License fees are received upon satisfaction of contractual milestones and recognized upon delivery of the perpetual license or transferred technology without any remaining performance obligations. The Company recognized $8.0 million of perpetual licensing revenue for the year ended March 31, 2022. No perpetual licensing revenue was recognized for the three months ended March 31, 2021. The Company recognized $5.0 million of perpetual licensing revenue for the year ended December 31, 2020.

In December 2020, the Company entered into a cooperation and development agreement with Yaskawa Electric Corporation (“Yaskawa”), pursuant to which Yaskawa agreed to provide $4.0 million over approximately three years to fund development activities related to industrial power conversion applications, with an initial focus on servo motor drive applications. Yaskawa provided payments of $1.0 million and $750 thousand of this $4.0 million commitment in December 2020 and July 2021, respectively. The Company evaluated and concluded that the deliverables are the same and nature of the services to be provided to Yaskawa will be consistent over the period of approximately three years. Accordingly, with respect to the $1.8 million payment, the Company recognized $1.1 million as revenue for the year ended March 31, 2022, $333 thousand as revenue for the three months ended March 31, 2021 and $333 thousand as revenue for the year ended December 31, 2020. The Company also recorded $375 thousand as revenue for services rendered but not billed for the year ended March 31, 2022.

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

government are subject to adjustment upon audit by the Defense Contract Audit Agency. The contract’s expiration dates were initially March and June 2022, but such dates were subsequently extended to June and December 2022, respectively. The Company received new government authorized rates for billing purposes which allowed for retroactive application since inception. The cumulative impact of this rate change as of March 31, 2022 was $423 thousand, of which $(83) thousand and $505 thousand were recorded in the three months ended March 31, 2021 and year ended December 31, 2021, respectively. On February 1, 2022, the Company received new government authorized rates which allowed for retroactive application effective for the year ended December 31, 2020. The Company will use the new approved rates on a go-forward basis.

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
Research and Development
The Company is a party to research grant contracts with the U.S. government for which the Company is reimbursed for specified costs incurred for its research projects. These projects include energy saving initiatives for which the U.S. government offers reimbursement funds. Such reimbursements are recorded as an offset to research and development expenses when the related qualified research and development expenses are incurred. Reimbursable costs are recognized in the same period the costs are incurred up to the limit of approved funding amounts on qualified expenses. Grant reimbursement of $345 thousand, $42 thousand and $426 thousand was recorded as an offset to research and development expense for the year ended March 31, 2022, the three months ended March 31, 2021 and the year ended December 31, 2020.
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
For the year ended March 31, 2022, there were 6,491,081 shares, consisting of 2,879,008 stock options, 954,775 restricted stock units and 2,657,298 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive. For the three months ended March 31, 2021, there were 3,637,937 shares, consisting of 2,543,125 stock options, 935,397 restricted stock units and 159,415 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive. For the year ended December 31, 2020, there were 3,285,058 shares, consisting of 2,320,318 stock options, 805,325 restricted stock units and 159,415 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive.
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
Segment Reporting
The Company’s operations and its financial performance is evaluated on a consolidated basis by the chief operating decision maker. The Company’s chief operating decision maker is the Parent’s Chief Executive Officer. Accordingly, the Company considers all of its operations to be aggregated in one reportable operating segment. For the year ended March 31, 2022, total revenue was $24.1 million, of which $23.4 million was from U.S. operations and $698 thousand was from Japan operations. For the three months ended March 31, 2021, total revenue was $2.4 million, of which $2.0 million was from U.S. operations and $449 thousand was from Japan operations. For the year ended December 31, 2020, total revenue was $11.4 million, of which $10.7 million was from U.S. operations and $713 thousand was from Japan operations.
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
Nexperia Transaction
On April 4, 2018, the Company entered into a multi-element commercial arrangement with Nexperia B.V. (“Nexperia”) to obtain financing in exchange for the sale of equity instruments and performing certain technology and product development activities for Nexperia (collectively, the “Collaboration Arrangement”). Nexperia specializes in designing, manufacturing and selling a broad range of small discrete semiconductor devices that utilize components such as those manufactured by the Company. Financing under the Collaboration Arrangement is comprised of the following elements:
•$16 million Series 3 preferred stock issuance

•$9 million license fee for transfer of the Gen-3 manufacturing process

•$5 million development loan, originally maturing March 31, 2020 and subsequently extended to June 30, 2020 intended to pre-fund the Gen-4 (Tranche A) technology development (the “Tranche A Loan”)

•$10 million development loan maturing March 31, 2021 intended to pre-fund the Gen-5 and 900V technology development (the “Tranche B Loan”)

•$10 million revolving loan (the “Tranche C Loan”)

By entering into this Collaboration Arrangement, Nexperia gained access to technology that allows for the production of high power semiconductors for use in electric vehicles.
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
On March 31, 2019, the Company executed Amendment No. 1 to the Loan and Security Agreement (the ”LSA”), pursuant to which the Tranche B Loan was bifurcated into the following two separate sub-tranches:
•$8 million development loan intended to pre-fund the Gen-5 and 900V (Tranche B) technology development (the “Tranche B Loan”)

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
The Tranche A and Tranche B Loans represent pre-funding for Gen-4 (Tranche A), Gen-5 (Tranche B), and 900V (Tranche B-1) technology development for Nexperia. The specific development activities and associated performance milestones are contained within a Statement of Work (“SoW”) between the Company and Nexperia. The SoW may be modified from time to time based upon mutual business interests. This promise to perform the technology development is a good/service provided to a customer in exchange for consideration in the form of the technology development license fees that offset the Tranche A and Tranche B Loans outstanding. The Development Loans are recognized as a liability equal to the cash proceeds received.
In relation to the license fee for the transfer of the Company’s Gen-3 manufacturing process to Nexperia, the Company received $3 million (the first of three tranches) in October 2018, $3 million (the second of three tranches) in April 2019, and $3 million (the third of three tranches) in October 2019. The Company recognized $9.0 million as perpetual licensing revenue during 2019 upon the completion of the transfer of the Company’s Gen-3 manufacturing process technology and mutual sign off between Nexperia and the Company.
In January 2019, the Company received the $5 million Tranche A Loan. In June 2020, Nexperia agreed that the $5 million Tranche A Loan was permanently satisfied in full in connection with the Company transferring its Gen-4 technology development to Nexperia, at which point the Company recognized $5 million as perpetual licensing revenue. In June and July 2019, the Company received the $8 million Tranche B Loan. In December 2019, the Company received the $2 million Tranche B-1 Loan.
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
Amended and Restated Development and License Agreement
The Company entered into an amended and restated development and license agreement (the “DLA”) with Nexperia, pursuant to which the Company agreed to develop and transfer to Nexperia certain manufacturing process technologies to enable Nexperia to manufacture GaN-based products at Nexperia’s facilities. These technologies to be transferred included the Company’s Gen-3, Gen-4 (Tranche A), and Gen-5 and 900V (Tranche B) process technologies, but do not include the Company’s Epi Process Technology (as defined in the DLA). Nexperia also agreed to provide funding for the development of such technologies in return for limited exclusivities in automotive and other fields. Nexperia’s rights now include sale of products in the automotive field in Japan along with Transphorm’s rights for sale of products in the automotive field in Japan which remain in place. As per the original agreement, after April 2023, Nexperia’s exclusive rights for sale of products in the automotive field outside of Japan terminate. In addition, the parties have clarified the ability of Nexperia’s customers to use products developed by Nexperia through exercise of its rights under this agreement.
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

On July 16, 2021, Nexperia agreed that the $8 million Tranche B Loan was satisfied in full in connection with the Company transferring its Gen-5 and 900V technology developments to Nexperia, at which point the Company recognized $8 million as perpetual licensing revenue.

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
Significant customers are those that represent 10% or more of revenue or accounts receivable.
Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	For the Year Ended March 31, 2022	For the Three Month Transition Period Ended March 31, 2021	For the Year Ended December 31, 2020
Customer A	42.4%	27.3%	59.6%
Customer B	16.1%	31.2%	29.2%
Customer C	19.6%	*	*
Customer D	*	*	*
* Less than 10% of total
Accounts receivable, by percentage, from individual customers representing 10% or more of accounts receivable are set forth in the following table:

	As of March 31,
	2022	2021
Customer A	20.1%	31.1%
Customer B	19.4%	33.9%
Customer C	38.8%	*
Customer D	*	10.0%
* Less than 10% of total
Customer A is a related party and Customer B is a government agency. JCP Capital Management, LLC Limited is a majority stockholder of Customer C. See Note 8 - Investment in Joint Venture and Note 16 - Related Party Transactions.

Note 5 - Inventory
Inventory consists of the following as of the dates presented (in thousands):

	March 31, 2022	March 31, 2021
Raw materials	$2,412	$626
Work in process	1,865	1,054
Finished goods	2,053	543
Total	$6,330	$2,223

The Company recorded inventory write-off of $196 thousand for the year ended March 31, 2022, $7 thousand for the three months ended March 31, 2021 and $435 thousand for the year ended December 31, 2020.

Note 6 - Property and Equipment

Property and equipment as of the dates presented consists of the following (in thousands except years):

	March 31, 2022	March 31, 2021	Estimated Useful Life (in years)
Machinery and equipment	$15,255	$14,748	5
Computer equipment and software	872	836	3
Furniture and fixtures	179	185	7
Leasehold improvements (1)	4,950	4,959	7
Construction in progress	384	137
Property and equipment, gross	21,640	20,865
Less: accumulated depreciation and amortization	(19,991)	(19,505)
Property and equipment, net	$1,649	$1,360
(1) Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the related remaining lease term.

The Company recorded depreciation and amortization expense related to property and equipment of $546 thousand for the year ended March 31, 2022, $123 thousand for the three months ended March 31, 2021 and $509 thousand for the year ended December 31, 2020.

The Company recognized $40 thousand as gain on sale of equipment in general and administrative expense for the three months ended March 31, 2021.

Note 7 - Intangible Assets
The carrying values of intangible assets as of the dates presented, respectively, consists of the following (in thousands except years):

	March 31, 2022
	Gross	Accumulated Amortization	Foreign Exchange Rate Changes	Net	Estimated Useful Life (in years)
Patents	$2,963	$(2,346)	$—	$617	10
Developed technology - 150V	560	(517)	(43)	—	6
Developed technology - 600V	1,701	(1,570)	(131)	—	6
Total	$5,224	$(4,433)	$(174)	$617

	March 31, 2021
	Gross	Accumulated Amortization	Foreign Exchange Rate Changes	Net	Estimated Useful Life (in years)
Patents	$2,963	$(2,049)	$—	$914	10
Developed technology - 150V	560	(517)	(43)	—	6
Developed technology - 600V	1,701	(1,570)	(131)	—	6
Total	$5,224	$(4,136)	$(174)	$914
The Company recorded amortization expenses related to intangible assets of $297 thousand for the year ended March 31, 2022, $74 thousand for the three months ended March 31, 2021 and $326 thousand for the year ended December 31, 2020.

Estimated future amortization expenses related to intangible assets as of March 31, 2022 were as follows (in thousands):

Year Ending March 31,
2023	$296
2024	296
2025	25
Total	$617
Note 8 - Investment in Joint Venture
Through July 31, 2021, the Company was party to a joint venture agreement (the “JVA”), by and among Aizu Fujitsu Semiconductor Limited, Fujitsu Semiconductor Limited (“FSL”), the Company and Transphorm Aizu, Inc. (“Transphorm Aizu”) for the ownership and operations of Aizu Fujitsu Semiconductor Wafer Solution Limited (“AFSW”). Through July 31, 2021, the Company held a 49% interest in AFSW through Transphorm Aizu, the Company’s wholly-owned subsidiary established in Japan to manage the financial transactions around AFSW. Transphorm Aizu and FSL funded AFSW based on a mutually agreed funding schedule. Any outstanding balances were reviewed upon the conclusion of the JVA effective July 31, 2021 to assess unfunded commitment to joint venture liability. During the year ended March 31, 2022, the Company recognized a $1.5 million gain, in other income, upon termination of the JVA and settlement of its obligation.

On April 1, 2020, FSL exercised its put option under the JVA and notified the Company that FSL intended to exit the joint venture by selling its 51% interest in AFSW to the Company. In December 2020, the Company entered into a joint venture agreement with JCP Capital Management, LLC Limited (controlling party with 75%

ownership) to create GaNovation, a joint venture company in Singapore, to engage in the business of distribution, development and supply of GaN products and, upon approval of the regulatory authorities in Japan, to purchase FSL’s and Transphorm’s interests in AFSW. In July 2021, regulatory authorities in Japan approved GaNovation’s purchase of 100% of the interests in AFSW from Transphorm and FSL. On July 20, 2021, Transphorm Aizu entered into a Share Purchase Agreement (the “Purchase Agreement”) with GaNovation, pursuant to which GaNovation agreed to acquire Transphorm’s 49% interest in AFSW from Transphorm Aizu for 1 Japanese Yen. The closing of the Purchase Agreement occurred on August 1, 2021. Following the closing of the Purchase Agreement and other concurrent transactions between GaNovation and FSL, GaNovation owns 100% of AFSW and Transphorm now holds a 25% interest in GaNovation. For the year ended March 31, 2022, GaNovation’s primary business activity related to the businesses of AFSW. The Company and JCP Capital Management, LLC Limited (“JCP”) have agreed to use their best efforts to maintain the operations of AFSW until at least August 1, 2022.

GaNovation (through AFSW) manufactures semiconductor products exclusively for its owners under manufacturing agreements at prices estimated to cover the cost of production. GaNovation was determined to be a variable interest entity as the equity at risk was not believed to be sufficient. GaNovation depends on its owners for any additional cash. The Company extended $2.0 million and $2.5 million to GaNovation and AFSW to fund operations of GaNovation and AFSW, respectively, for the year ended March 31, 2022, and $968 thousand and $7.3 million to AFSW to fund AFSW’s operations for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively. The Company’s known maximum exposure to loss approximated the carrying value of its investment balance, which included the financing. Potential future losses could be higher than the carrying amount of the Company’s investment, as the Company is liable for other future operating costs or obligations of GaNovation. In addition, because Transphorm is currently committed to purchasing GaN wafers and production-related services from AFSW at pre-agreed pricing based upon the Company’s second generation products, the Company may be required to purchase products at a higher cost for its newer generation products. Investment in GaNovation was $143 thousand as of March 31, 2022, and unfunded commitment to GaNovation was $1.9 million and $1.5 million as of March 31, 2021 and December 31, 2020, respectively.
JCP is responsible for 75% of the funding obligations and losses of AFSW, while Transphorm is responsible for 25% of the funding obligations and losses of AFSW for the period from April 1, 2022 through March 31, 2023 and JCP is responsible for 67.5% of the funding obligations and losses of AFSW, while Transphorm is responsible for 32.5% of the funding obligations and losses of AFSW for the period from April 1, 2023 and thereafter, except that JCP’s total funding obligations or investments shall not exceed $35 million and Transphorm’s total funding obligations or investment shall not exceed $12 million for the three year period starting from August 1, 2021.

The Company’s investment activities in GaNovation and AFSW for the periods presented are summarized below (in thousands):

AFSW (Joint Venture Between the Company and FSL)
January 1, 2020	$(1,688)
Investment	7,348
Loss	(6,836)
Effect of exchange rate change	(290)
December 31, 2020	(1,466)
Investment	968
Loss	(1,468)
Effect of exchange rate change	100
March 31, 2021	(1,866)
Investment	2,490
Loss	(2,078)
Gain	1,455
Effect of exchange rate change	(1)
July 31, 2021	$—

GaNovation (Joint Venture Between the Company and JCP)
August 1, 2021	$—
Investment	2,036
Loss	(1,893)
Effect of exchange rate change	—
March 31, 2022	$143

     Summarized unaudited financial information of GaNovation and AFSW for the periods indicated are as follows (in thousands):

			GaNovation	AFSW
			March 31, 2022	March 31, 2021
Current assets			4,259	$932
Long-term assets			3,690	$5,330
Other current liabilities			3,799	$2,200
Due to controlling owner			(1)	$22,354
Due to Transphorm			—	$13,179
Net surplus (deficit)			4,151	$(31,471)

	GaNovation	AFSW
	For the Eight Months Ended March 31, 2022	For the Four Months Ended July 31, 2021	For the Three Month Transition Period Ended March 31, 2021	For the Year Ended December 31, 2020
Sales	$6,933	$2,176	$842	$2,976
Gross loss	$(6,168)	$(3,191)	$(2,425)	$(11,411)
Net loss	$(7,707)	$(4,260)	$(2,995)	$(13,952)

Note 9 - Debts
Development Loans
On April 4, 2018, the Company entered into a Loan and Security Agreement (“LSA”) and Development and License Agreement (“DLA”) with Nexperia. The LSA provided for term loans in an aggregate principal amount of up to $15.0 million, which term loans were available in tranches (Tranche A, Tranche B and Tranche B-1) and subject to the satisfaction of specified conditions. The Tranche A Loan of $5.0 million initially was scheduled to mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2020. On April 8, 2020, the maturity of the Tranche A loan was extended to April 30, 2020 and, on April 28, 2020, the maturity of the Tranche A Loan was further extended to June 30, 2020. On June 29, 2020, the Tranche A Loan of $5.0 million was satisfied in full when the Company transferred its Gen-4 technology development to Nexperia. The Tranche B Loan of $8.0 million and Tranche B-1 Loan of $2.0 million mature on the earlier of the date a specified report is required to be delivered under the DLA or March 31, 2021, subject to extension as provided in the LSA. On March 1, 2021, the maturity of the Tranche B Loan of $8.0 million and Tranche B-1 Loan of $2.0 million was extended to June 30, 2021. On May 18, 2021, Tranche B-1 Loan of $2.0 million was converted into a Tranche C-1 Loan, which Tranche C-1 Loan has the same terms and conditions as the existing Tranche C Loan. On June 30, 2021, the maturity of the Tranche B Loan was extended to July 16, 2021. On July 16, 2021, the Tranche B Loan of $8.0 million was satisfied in full when the Company transferred its Gen-5 and 900V technology developments to Nexperia. See Note 3 - Nexperia Arrangement.
As of March 31, 2022, March 31, 2021 and December 31, 2020, aggregate principal amount of term loans outstanding under the LSA were $0, $10.0 million and $10.0 million, respectively.

Revolving Credit Facility
The LSA also provided a $10.0 million revolving loan (Tranche C Loan) that was scheduled to mature at the earlier of (i) April 3, 2021, and (ii) the date a Change of Control (as defined in the LSA) of the Company occurs. Interest payable by the Company accrues on the outstanding principal amount of the loans during such period at a rate of 6% per annum. The credit facility is secured against certain of our U.S. patents not relating to MOCVD or epiwafer technology. On March 1, 2021, the maturity of the Tranche C Loan of $10.0 million was extended to May 18, 2021. On May 18, 2021, the maturity of the Tranche C Loan was extended to the earlier of April 4, 2023 and the occurrence of specified change of control events, and $2.0 million Tranche B-1 Loan converted into a Tranche C-1 Loan (the “Tranche C Loans” together with the Tranche C Loan) with the same terms and conditions as the existing Tranche C Loan. See Note 3 - Nexperia Arrangement.

The Tranche C Loans are recorded based on principal in the amount of $12.0 million and accrued interest (6% interest per annum). The Company recorded interest expense of $715 thousand for the year ended March 31, 2022, $150 thousand for the three months ended March 31, 2021 and $610 thousand for the year ended December 31, 2020. The Company paid interest expense of $685 thousand for the year ended March 31, 2022, $153 thousand for the three months ended March 31, 2021 and $915 thousand for the year ended December 31, 2020.

Promissory Note
The Company’s stated value of promissory note obligation as of the dates presented consists of the following (in thousands):

	Interest Rate	Due Date	March 31, 2022	March 31, 2021
Yaskawa Note	1.00%	September 2022	$—	$15,523

Pursuant to ASC 825-10-15-4, the Company elected to apply the fair value option for the promissory note. As of the dates presented, the Company determined the fair value for the note, as compared to the face value, including accrued interest, as follows (in thousands):

	March 31, 2022	March 31, 2021
Yaskawa Note	$—	$16,128
Fair value of promissory note decreased $605 thousand for the year ended March 31, 2022, increased $699 thousand for the three months ended March 31, 2021 and decreased $927 thousand for the year ended December 31, 2020.

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

On October 4, 2021, the Company entered into a Note Amendment and Conversion Agreement with Yaskawa to (i) reduce the conversion price of the Yaskawa Note from $5.12 per share to $5.00 per share and (ii) remove the limitation on the maximum number of shares of the Company’s stock that could be issued upon conversion of the Yaskawa Note. Yaskawa simultaneously elected to convert the outstanding principal amount (plus accrued but unpaid interest) under the Yaskawa Note, which as of the effective date of the conversion totaled $15.6 million, into an aggregate of 3,120,000 shares of our common stock. The Company also issued to Yaskawa a warrant to purchase up to 650,000 shares of common stock at an exercise price of $6.00 per share with a term of three years. During the year ended March 31, 2022, the Company recognized $1.2 million gain, in other income, upon the conversion of the Yaskawa Note.
In connection with its promissory note obligation, the Company recorded interest expense of $77 thousand for the year ended March 31, 2022, $37 thousand for the three months ended March 31, 2021 and $150 thousand for the year ended December 31, 2020. In accordance with the terms of the promissory note, interest is added to the principal balance and is reflected in the carrying value on the consolidated balance sheet. As of March 31, 2022, March 31, 2021 and December 31, 2020, accrued interest on the promissory note was $0, $523 thousand and $486 thousand, respectively.

In December 2020, the Company entered into a cooperation and development agreement with Yaskawa, pursuant to which Yaskawa agreed to provide $4.0 million over approximately three years to fund development activities related to industrial power conversion applications, with an initial focus on servo motor drive applications. Yaskawa provided payments of $1.0 million and $750 thousand of this $4.0 million commitment in December 2020 and July 2021, respectively. Accordingly, with respect to the $1.8 million payment, the Company recognized $1.1 million as revenue for the year ended March 31, 2022, $333 thousand as revenue for the three months ended March 31, 2021 and $333 thousand as revenue for the year ended December 31, 2020. The Company also recorded $375 thousand as revenue for services rendered but not billed for the year ended March 31, 2022.

As of March 31, 2022, the scheduled maturity, including accrued interest, of the Company’s borrowings under the Tranche C Loans was as follows (in thousands):

Year Ending March 31,
2023	$180
2024	12,000
Total	$12,180

Note 10 - Commitments and Contingencies
Commitment with a Government Agency
In connection with a contract with a government agency, the Company entered into a commitment to acquire equipment and services from vendors totaling $7.4 million, all of which is reimbursable. The contract’s expiration date was March and June 2022 but such dates were subsequently extended to June and December 2022, respectively. The Company has made total purchases of $7.3 million cumulatively as of March 31, 2022, of which $7.2 million was reimbursed by the government agency as of March 31, 2022. During the year ended March 31, 2022, the Company made purchases of $369 thousand and the remaining accounts payable to the vendors was $131 thousand as of March 31, 2022.
In September 2021, the Company was awarded a $0.9 million contract with a $0.5 million option by a government agency for delivering epiwafer technology. The Company billed and received $211 thousand for the year ended March 31, 2022.
Operating Leases
The Company leases office and fabrication space in Goleta, California, and office space in Campbell, California and in Japan, China, Hong Kong, Taiwan and the Philippines under noncancelable operating lease agreements. The terms of certain leases provide for escalating rental payments through the term of the lease. The Company recognizes rent expense on a straight-line basis over the lease term and accrues for rent expense incurred but not paid.
As of March 31, 2022, future minimum operating lease commitments were as follows (in thousands):

Year Ending March 31,
2023	$681
2024	647
2025	156
Total	$1,484
The Company recorded rent expense, net of rental income, which includes common area maintenance fees in addition to the base rent, of $918 thousand for the year ended March 31, 2022, $212 thousand for the three months ended March 31, 2021 and $892 thousand for the year ended December 31, 2020. Rental income from a noncancelable sublease was $0 for the year ended March 31, 2022, $30 thousand for the three months ended March 31, 2021 and $182 thousand for the year ended December 31, 2020. As of March 31, 2022, there are no future minimum rental payments to be received under the noncancelable sublease.

Contingencies
During the ordinary course of business, the Company may become a party to legal proceedings incidental to its business. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Legal cost is expensed as incurred.
On April 5, 2022, Joel Newman, an alleged holder of the Company’s common stock, filed a complaint in the Delaware Court of Chancery derivatively against the Company’s directors and KKR Phorm Investors L.P. (“Phorm”). The complaint alleges that the directors and Phorm breached their fiduciary duties, and the directors committed waste, because the terms of the November 5, 2021 private placement in which Phorm participated were unfairly favorable to Phorm. The directors have the right to advancement from the Company of expenses incurred defending the claims. The defendants filed motions to dismiss on May 26, 2022. The Company is unable to estimate the potential loss or range of loss, if any, associated with this lawsuit.

The Company is not aware of any material legal claims or assessments other than disclosed above. Although the results of litigation and claims are inherently unpredictable, management believes there was not at least a reasonable possibility that the Company had incurred a material loss with respect to any loss contingencies as of March 31, 2022 and through the issuance of these financial statements.
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

Note 11 - Stockholders’ Equity (Deficit)

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
In April 2021, the Company issued 97,099 shares of common stock as payment of $500 thousand pursuant to a one year internet advertising contract with SRAX, Inc.
In October 2021, the Company issued 3,120,000 shares of common stock to Yaskawa upon the conversion of $15.6 million of outstanding principal and accrued interest under the Yaskawa Note.
In January and February 2022, the Company withheld 97,249 shares of common stock upon the vesting of restricted stock units to satisfy employee withholding tax obligations.
As of March 31, 2022, 750,000,000 shares of common stock are authorized, of which 53,379,307 shares of common stock were issued and outstanding, and 5,000,000 shares of preferred stock are authorized, none of which were issued and outstanding. The Company’s Board of Directors has the ability to designate the rights, preferences and privileges for the preferred stock.
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
On August 13, 2021, the Company sold 1,000,000 shares of common stock in a private placement offering at a purchase price of $5.00 per share with gross proceeds of $5.0 million and issued warrants to purchase 209,000 shares of common stock at a price of $6.00 per share (before deducting legal costs of $22 thousand).
On November 5, 2021 and November 9, 2021, the Company sold an aggregate of 6,600,000 shares of common stock in a private placement offering at a purchase price of $5.00 per share, with aggregate gross proceeds of $33.0 million (before deducting placement agent fees and other offering expenses, which were an aggregate of $840 thousand). Pursuant to the purchase agreements entered into with the investors in this offering, each investor had the right (but not the obligation), subject to the satisfaction of customary closing conditions, to purchase and acquire from the Company (i) additional shares of common stock at a purchase price of $5.00 per share and (ii) additional warrants to purchase shares of common stock. On June 2, 2022, in connection with the investors’ exercise of such purchase rights, the Company sold 3,199,999 shares of common stock for aggregate gross proceeds of $16.0 million (before deducting placement agent fees and other offering expenses, which were an aggregate of $280 thousand) and issued warrants to purchase 666,668 shares of common stock.

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
The Company has reserved shares of common stock for future issuance as of date presented as follows:

March 31, 2022
Equity incentive plans	6,707,843
Common stock warrants	2,657,298
Total	9,365,141

Common Stock Warrants

On December 23, 2020, we issued warrants to purchase 150,000 shares of common stock at an exercise price of $3.30 per share. On August 13, 2021, we issued warrants to purchase 209,000 shares of common stock at an exercise price of $6.00 per share. On October 4, 2021, we issued warrants to purchase 650,000 shares of common stock at an exercise price of $6.00 per share. On November 5, 2021, we issued warrants to purchase 958,334 shares of common stock at an exercise price of $6.00 per share. On November 9, 2021, we issued warrants to purchase 416,667 shares of common stock at an exercise price of $6.00 per share. On December 7, 2021, we issued warrants to purchase 348,649 shares of common stock at an exercise price of $9.25 per share. On February 10, 2022, we issued warrants to purchase 20,233 shares of common stock at an exercise price of $8.48 per share. These warrants are exercisable by paying cash or by cashless exercise for unregistered shares of common stock. The exercise price of the warrants is subject to standard antidilutive provision adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment. We have determined that these warrants related to issuance of common stock are subject to equity treatment because warrant holders have no right to demand cash settlement and there are no unusual anti-dilution rights.
On January 5, 2022, the Company issued 13,028 shares of common stock in connection with the cashless exercise of a warrant. On January 10, 2022, the Company issued 82,500 shares of common stock in connection with the exercise of a warrant at an exercise price of $3.30 per share.

The following warrants to purchase common stock were outstanding as of March 31, 2022:

Number of Shares	Exercise Price	Expiration Date
6,046	$34.74	5 years after an initial public offering of the Company
3,369	$54.41	5 years after an initial public offering of the Company
45,000	$3.30	December 23, 2025
209,000	$6.00	August 13, 2024
650,000	$6.00	October 4, 2024
958,334	$6.00	November 5, 2024
416,667	$6.00	November 9, 2024
348,649	$9.25	December 7, 2024
20,233	$8.48	December 10, 2025
2,657,298

Note 12 - Stock-Based Compensation
The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by Transphorm Technology’s board of directors on February 10, 2020 and Transphorm Technology’s stockholders on February 12, 2020, and became effective on the business day immediately prior to the closing of the Merger. Our stockholders approved the 2020 Plan on February 11, 2020. We assumed the 2020 Plan in connection with the Merger. The 2020 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to our employees and our parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, and performance shares to our employees, directors, and consultants and our parent and subsidiary corporations’ employees and consultants. As of March 31, 2022, there were 2,879,008 stock options outstanding, 954,775 restricted stock units outstanding and 2,874,060 shares available for grant under the 2020 Plan. During the year ended March 31, 2022, 2,026,599 shares were added to the 2020 Plan pursuant to an automatic annual increase provision in the plan.

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

Stock Options
The following table summarizes stock option activity and related information for the periods presented:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 1, 2020	2,473,198	$4.67	6.84	$—
Options granted	—	$—
Options exercised	(6,821)	$3.78
Options canceled	(146,059)	$5.88
Outstanding at December 31, 2020	2,320,318	$4.67	5.92	$—
Exercisable at December 31, 2020	2,267,154	$4.70	5.86	$—

Outstanding at January 1, 2021	2,320,318	$4.67	5.92	$—
Options granted	223,638	$6.37
Options exercised	(500)	$3.14
Options canceled	(331)	$9.29
Outstanding at March 31, 2021	2,543,125	$4.82	6.05	$—
Exercisable at March 31, 2021	2,283,243	$4.70	5.65	$—

Outstanding at April 1, 2021	2,543,125	$4.82	6.05	$—
Options granted	528,077	$6.31
Options exercised	(52,799)	$4.19
Options canceled	(139,395)	$9.52
Outstanding at March 31, 2022	2,879,008	$4.88	6.02	$6,747
Exercisable at March 31, 2022	2,206,259	$4.44	4.99	$5,984
(1) Intrinsic value represents the excess of the fair value on the last day of the period (which was $7.07, $3.75 and $3.01 as of March 31, 2022, March 31, 2021 and December 31, 2020, respectively) over the exercise price, multiplied by the number of options.

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
The assumptions used to value options granted to employees during the periods presented was as follows:

	Year Ended March 31, 2022	Three Month Transition Period Ended March 31, 2021
Weighted average expected life (in years)	5.87	5.23
Risk-free interest rate	1.08% - 1.32%	0.78% - 1.73%
Expected volatility	42.5% - 43.8%	43.1% - 44.3%
Grant date fair market value	$6.34	$3.75
Grant date fair value	$1.94 - $3.32	$0.94 - $1.65
Dividend yield	—%	—%
Restricted Stock

Restricted Stock Awards
RSAs are grants of shares of our common stock that vest in accordance with terms and conditions established by the Company’s Board of Directors. Recipients of RSAs generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the RSA agreement provides otherwise. Shares of restricted stock that do not vest are subject to forfeiture. In September 2020, we granted 123,501 RSAs outside of our 2020 Plan, 98,450 of which were fully vested on the date of grant and the remainder of which vested in January 2021. In December 2020, we granted 12,000 RSAs outside of our 2020 Plan, all of which were fully vested on the date of grant. There were no RSAs outstanding as of March 31, 2021 and no RSA activities during the year ended March 31, 2022.

The following table summarizes RSA activity and related information for the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
January 1, 2020	—	$—
Granted	135,501	$3.91
Vested	(98,450)	$3.88
December 31, 2020	37,051	$4.00
Granted	—	$—
Vested	(37,051)	$4.00
March 31, 2021	—	$—
Granted	—	$—
Vested	—	$—
March 31, 2022	—	$—

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

The following table summarizes RSU activity and related information for the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
January 1, 2020	—	$—
Granted	816,180	$4.00
Vested	(4,000)	$4.00
Canceled	(6,855)	$4.00
December 31, 2020	805,325	$4.00
Granted	137,452	$3.75
Vested	(3,000)	$3.75
Canceled	(4,380)	$4.00
March 31, 2021	935,397	$3.96
Granted	342,640	$6.31
Vested	(305,982)	$3.98
Canceled	(17,280)	$3.98
March 31, 2022	954,775	$4.61

Stock-Based Compensation

The accompanying consolidated statement of operations and comprehensive loss includes stock-based compensation expense for the periods presented as follows (in thousands):

	Year Ended March 31, 2022	Three Month Transition Period Ended March 31, 2021	Year Ended December 31, 2020
Cost of revenue	$161	$39	$93
Research and development	552	115	306
Sales and marketing	190	33	68
General and administrative	1,711	326	1,058
Total	$2,614	$513	$1,525
Unrecognized Stock-Based Compensation

Unrecognized stock-based compensation expense as of dates presented was as follows (in thousands):

	March 31, 2022		March 31, 2021
	Unrecognized Expense	Average Expected Recognition Period (in years)	Unrecognized Expense	Average Expected Recognition Period (in years)
Stock options	$1,413	2.11	$280	5.06
Restricted stock	2,576	1.57	2,738	1.76
Total	$3,989	1.76	$3,018	2.07

Note 13 - Fair Value Measurements
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
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table summarizes the Company’s liabilities measured at fair value as of the dates presented, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
March 31, 2022
Promissory note	$—	$—	$—
March 31, 2021
Promissory note	$—	$—	$16,128

The following table includes the changes in fair value of the promissory note which are Level 3 on the fair value hierarchy (in thousands):

January 1, 2020	$16,169
Interest expense accrued	150
Decrease in fair value	(927)
December 31, 2020	15,392
Interest expense accrued	37
Increase in fair value	699
March 31, 2021	16,128
Interest expense accrued	77
Decrease in fair value	(605)
Conversion	(15,600)
March 31, 2022	$—
On October 4, 2021, the promissory note of $15.6 million, consisting of an outstanding principal amount of $15.0 million plus accrued but unpaid interest of $600 thousand, was converted into an aggregate of 3,120,000 shares of common stock. See Note 9 - Debts and Note 11 - Stockholders’ Equity (Deficit).

The Company recorded interest expense of $77 thousand for the year ended March 31, 2022, $37 thousand for the three months ended March 31, 2021 and $150 thousand for the year ended December 31, 2020. Fair value of promissory note decreased by $605 thousand for the year ended March 31, 2022, increased $699 thousand for the three months ended March 31, 2021 and decreased $927 thousand for the year ended December 31, 2020.

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

(2) cash received today is more than an equal amount of cash received in the future, and (3) future cash flows can be reasonably estimated.

The following table summarizes assumptions used for fair value of promissory note as of the dates presented:

March 31, 2021
Stock price	$3.75
Time	1.5 years
Risk-free rate	0.12%
Volatility	50.6%

Note 14 - 401(k) Savings Plan

The Company has a 401(k) savings plan (the 401(k) plan). The 401(k) plan is a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code. All full-time employees of the Company are eligible to participate pursuant to the terms of the 401(k) plan. Contributions by the Company are discretionary, and the Company made no contributions during the year ended March 31, 2022, the three months ended March 31, 2021 and the year ended December 31, 2020.

Note 15 - Income Taxes
For the year ended March 31, 2022, the Company reported a worldwide consolidated pre-tax loss of $10.2 million, which consisted of a pre-tax loss from U.S. operations of approximately $8.8 million and pre-tax loss from Japan operations of approximately $1.4 million. The pre-tax loss from Japan operations consists of $1.2 million from Transphorm Japan, Inc., $627 thousand pre-tax loss from Transphorm Aizu, Inc. and $344 thousand pre-tax income from Transphorm Japan Epi, Inc.
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
For the year ended December 31, 2020, the Company reported a worldwide consolidated pretax loss of $17.9 million, which consisted of a pre-tax loss from U.S. operations of approximately $10.3 million and pre-tax loss from Japan operations of approximately $7.6 million. The pre-tax loss from Japan operations consists of $800 thousand from Transphorm Japan, Inc., $6.8 million pre-tax loss from Transphorm Aizu, Inc. and $25 thousand pre-tax income from Transphorm Japan Epi, Inc.
There is no U.S. federal or foreign provision for income taxes because the Company has incurred operating losses since inception and is in a full valuation allowance position. For the year ended March 31, 2022, the three months ended March 31, 2021, and the year ended December 31, 2020, the Company recorded a state income tax provision of $1 thousand which represents minimum taxes. Deferred income taxes reflect the net tax effects of the net operating losses and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and deferred tax liabilities as of the dates presented as follows (in thousands):

	March 31, 2022	March 31, 2021
Deferred tax assets:
Net operating loss carryforwards	$49,715	$47,424
Tax credits	6,171	5,444
California capitalized research and development	40	72
Others, net	564	581
Total deferred tax assets	56,490	53,521
Valuation allowance	(56,550)	(53,481)
Deferred tax asset, net of valuation allowance	(60)	40
Deferred tax liabilities:
Fixed assets	60	(40)
Total deferred tax liabilities	60	(40)
Net deferred tax assets	$—	$—
As of March 31, 2022 and March 31, 2021, the Company had no assurance that future taxable income would be sufficient to fully utilize the net operating loss carryforwards and other deferred tax assets in the future. Consequently, the Company determined that a valuation allowance of approximately $56.6 million and $53.5 million as of March 31, 2022 and March 31, 2021, respectively, was needed to offset the deferred tax assets resulting mainly from the net operating loss carryforwards.
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

The Company follows the provisions of uncertain tax positions as addressed in ASC 740-10. The Company recognized no increase or decrease in the liability for unrecognized tax benefits for any period presented. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at March 31, 2022 and March 31, 2021.

The utilization of the Company’s net operating loss and tax credit carryforwards is dependent on the future profitability of the Company. Further, the Internal Revenue Code imposes substantial restrictions on the utilization of such carryforwards in the event of an ownership change of more than 50%, as defined, during any three-year period (Section 382 and 383 limitations). The Company has determined that several ownership changes have occurred, which have resulted in substantial limitations on the Company’s ability to utilize its pre-ownership change net operating loss and tax credit carryforwards. These substantial limitations are expected to result in both a permanent loss of certain tax benefits related to net operating loss carryforwards and federal research and development credits, as well as an annual utilization limitation. As of March 31, 2022, the Company performed an analysis for amounts that could be subject to Section 382 and 383 limitations and management did not believe such limitations existed. However, it is important to note that the Company continues to raise capital and such transaction could have an effect of such limitations. See Note 17 - Subsequent Events.

The federal net operating loss generated for the year ended March 31, 2022 of $9.8 million, for the three months ended March 31, 2021 of $4.5 million and for the year ended December 31, 2020 of $10.5 million can be carried forward indefinitely. However, the federal deduction for net operating losses incurred in tax years beginning after January 1, 2021 is limited to 80% annual taxable income. Under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the suspension of net operating losses generated in years 2018, 2019, 2020 and 2021 are not subject to the 80% limitation. The state net operating loss generated for the year ended March 31, 2022 of $2.6 million, for the three months ended March 31, 2021 of $1.0 million, and for the year ended December 31, 2020 of $2.6 million can be carried forward 20 years.
As of March 31, 2022, the Company has federal net operating loss carryforwards of $258.9 million, of which $207.5 million will begin to expire in 2027 unless previously utilized, and the Company has state net operating loss carryforwards of $154.0 million which will begin to expire in 2028 unless previously utilized. The Company also has foreign net operating loss carryforwards of approximately $6.5 million which will begin to expire in 2024. As of March 31, 2022, the Company has federal research and development credit carryforwards of $5.0 million, which will begin to expire in 2032 unless previously utilized, and the Company had California research and development credit carryforwards of $4.3 million, which do not expire.

Deferred tax assets have not been established for net operating and tax credit carryforwards that are deemed to have no value due to the Section 382 and 383 limitations discussed above and, therefore, are not reflected in the table of deferred tax assets presented above. Future ownership changes, if any, may further limit the Company’s ability to utilize its remaining net operating losses and tax credit carryforwards. The Company performed an analysis as of March 31, 2022 and it was determined that no further limitations on tax attributes were required.
Reconciliation between federal statutory tax rate and the effective tax rate is shown in the following table for the periods presented:

	Year Ended March 31, 2022	Three Month Transition Period Ended March 31, 2021	Year Ended December 31, 2020
Federal statutory income tax rate	21.00%	21.00%	21.00%
Research and development credit	7.10%	2.73%	4.06%
Nondeductible expense	1.80%	(2.43)%	0.64%
Loss in joint venture	(1.87)%	(6.76)%	(11.70)%
Foreign income tax rate difference	1.39%	2.45%	4.10%
Others, net	(0.40)%	0.85%	(2.08)%
Valuation allowance	(29.02)%	(17.84)%	(16.02)%
Effective tax rate	—%	—%	—%

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
On December 21, 2020, the Consolidated Appropriations Act (“CAA”) was signed into law. We do not expect any of the enactments of the CAA to have a material impact on the Company as of March 31, 2022.

Note 16 - Related Party Transactions
During the year ended March 31, 2022, the Company entered into the following related party transactions:

•Recorded $476 thousand in revenue, recorded $1.5 million as gain in other income, recorded $3.1 million in cost of goods sold for services, recorded $12 thousand service expense, recorded $456 thousand in research and development expense, purchased $181 thousand of inventory, paid $140 thousand in consumption tax and incurred $343 thousand for employees and related benefits from the joint venture;
•Sold $19 thousand of products to non-controlling stockholders of the Company, incurred $111 thousand of license maintenance fee and recorded $176 thousand in consulting expense from a non-controlling stockholder of the Company;
•Recorded $1.5 million in revenue per a cooperation and development agreement with Yaskawa and $1.2 million gain in other income on Yaskawa promissory note conversion; and
•Recorded $8.5 million in license fee income, recorded $150 thousand of reimbursements in license maintenance fee, recorded $714 thousand in interest expense, and sold $1.7 million of products to Nexperia. See Note 3 - Nexperia Arrangement.
As of March 31, 2022, total due from related parties was $1.2 million, consisting of $719 thousand due from the joint venture and $515 thousand accounts receivable from a stockholder and noteholder of the Company. As of March 31, 2022, total accounts payable to related parties was $760 thousand to the joint venture and $102 thousand to Nexperia.
During the three months ended March 31, 2021, the Company entered into the following related party transactions:
•    Recorded $406 thousand in cost of goods sold for services, recorded $144 thousand in research and development expense and incurred $9 thousand for employee and their benefits from the joint venture from AFSW;
•    Sold $12 thousand of products to non-controlling stockholders of the Company and incurred $54 thousand of license maintenance fee from a non-controlling stockholder of the Company; and
•    Recorded $357 thousand in license fee income, recorded $38 thousand of reimbursements in license maintenance fee, recorded $150 thousand in interest expense and sold $304 thousand of products to a stockholder and noteholder of the Company. See Note 3 - Nexperia Arrangement.
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

Note 17 - Subsequent Events
On June 2, 2022, in connection with the exercise of rights to purchase additional shares of common stock that were granted to investors who participated in the Company’s private placement completed in November 2021, the Company sold 3,199,999 shares of common stock for aggregate gross proceeds of $16.0 million (before deducting placement agent fees and other offering expenses, which were an aggregate of $280 thousand) and issued warrants to purchase 666,668 shares of common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None

Item 9A. Controls and Procedures.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, management, including our chief executive officer and our chief financial officer, concluded that as of March 31, 2022, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting, as described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the

Treadway Commission. Based on this evaluation, our management concluded that due to a material weakness in our internal control over financial reporting as described below, our internal control over financial reporting was not effective as of March 31, 2022.
Description of Material Weakness

Our current staffing resources in our finance department are insufficient to support the complexity of our financial reporting requirements. We currently do not have adequate staff members with technical accounting knowledge and financial reporting experience and we have had an inadequate level of precision, evidence or timeliness in the performance of review controls as it relates to inventory, joint venture accounting, accrual of expenses, revenue and financial reporting.

Changes in Internal Control Over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Our Directors

Our business and affairs are managed under the direction of our board of directors, which currently consists of seven members four of whom are “independent” under the listing rules of The Nasdaq Stock Market (the “Nasdaq Listing Rules”). Our amended and restated certificate of incorporation provides that our board of directors is divided into three classes, designated Class I, Class II and Class III, with staggered three-year terms. Only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective three-year terms. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of our directors.

The names of our directors and certain information about them as of June 15, 2022 is set forth below. Except for Eiji Yatagawa, who was previously nominated to our board of directors by KKR Phorm Investors L.P., there are no arrangements or understandings between any of our directors and any other person pursuant to which he or she is or was to be selected as a director.

Name	Age	Position	Director Since	Class	Current Term Expires
Julian Humphreys (1)(2)(3)	59	Director	2020	I	2024
Katharina McFarland (1)(2)(3)	63	Director	2021	I	2024
Cynthia (Cindi) Moreland (1)(3)	63	Director	2021	I	2024
Umesh Mishra	63	Chief Technology Officer, Director	2020	II	2022
Eiji Yatagawa	44	Director	2020	II	2022
Mario Rivas	67	Chief Executive Officer, Director	2020	III	2023
Kelly Smales (1)(2)	63	Director	2021	III	2023
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

Katharina McFarland has served as a member of our board of directors since February 2021. With over 30 years of government service, Ms. McFarland is widely recognized as a leading subject-matter expert on government procurement. Ms. McFarland has served as the president of Blue Oryx Inc., a consulting services firm, since January 2017. She serves as Chair of the Board of Army Research and Development at the National

Academies of Science and as a director of Virgin Orbit Holdings, Inc. (Nasdaq: VORB), Science Applications International Corporation (NYSE: SAIC), the Procurement Round Table, and Exyn Technologies. Ms. McFarland was a director of Engility Holdings, Inc. from June 2017 until its acquisition by SAIC in January 2019. Ms. McFarland also serves on the Advisory Boards of Anduril Industries, Cypress International Senior Strategy Group, and Sehlke Consulting. She was previously the Assistant Secretary of Defense for Acquisition (2012 to 2017) and acting Assistant Secretary of the Army (Acquisition, Logistics & Technology) (2016 to 2017). She was President of the Defense Acquisition University from 2010 to 2012, and Director of Acquisition, Missile Defense Agency from 2006 to 2010. Ms. McFarland is an accredited Materials, Mechanical, Civil and Electronics Engineer. She has received the Presidential Meritorious Executive Rank Award, the Secretary of Defense Medal for Meritorious Civilian Service Award, the Department of the Navy Civilian Tester of the Year Award, and the Navy and United States Marine Corps Commendation Medal for Meritorious Civilian Service. Ms. McFarland brings substantial experience with the U.S. Department of Defense, Department of Army, and Intelligence Community procurement with a focus on Space applications, Artificial Intelligence, Cyber, and IT technologies in defense acquisition, program management, logistics and technology. Ms. McFarland holds a B.Sc. degree in engineering from Queen’s University, a master’s degree in program management from the Program Management Institute, and an honorary doctoral degree in engineering from Cranfield University.

Ms. McFarland was selected to serve on our board of directors due to her depth of experience in government service and procurement.
Cynthia (Cindi) Moreland has served as a member of our board of directors since October 2021. Ms. Moreland has over 30 years of experience working as an attorney within the technical field, including fifteen years as a general counsel, and over 20 years as a chief compliance officer. Since April 2021, she has served as the general counsel of Care.com, an online marketplace for various care services and a subsidiary of IAC/InterActiveCorp (Nasdaq: IAC). From March 2017 to April 2021, Ms. Moreland served as senior vice president and general counsel for IAC Applications, an operating business within IAC/InterActiveCorp that included the Mosaic Group, the mobile application division of IAC/InterActiveCorp. From February 2016 to March 2017, she served as an independent strategic advisor to various law firm and business clients. Ms. Moreland holds a B.A. degree in English as well as a J.D. from the University of Mississippi.

Ms. Moreland was selected to serve on our board of directors due to her significant experience as corporate counsel and her legal expertise.
Umesh Mishra has served as our Chief Technology Officer and as a member of our board of directors since February 2020. Dr. Mishra is a co-founder of our main operating subsidiary, Transphorm Technology, Inc., and has served as Transphorm Technology’s Chief Technology Officer and as a member of the board of directors of Transphorm Technology since March 2007. Previously, Dr. Mishra was Chief Executive Officer of Transphorm Technology from 2007 to 2013. Prior to co-founding Transphorm Technology, Dr. Mishra co-founded Nitres Inc. in 1996. Nitres, the first company to develop GaN LEDs and transistors, was acquired by Cree, Inc. in 2000. Dr. Mishra has also been a Professor of Electrical and Computer Engineering at the University of California, Santa Barbara since 1990. He holds a B.S. Tech from the Indian Institute of Technology, an M.S. from Lehigh University and a Ph.D. from Cornell University.
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

Kelly Smales has served as a member of our board of directors since June 2021. Mr. Smales has over 30 years of experience working as a certified public accountant, including with multiple semiconductor companies. From May 2015 to March 2017, she was the chief financial officer at KnuEdge Inc. (formerly Intellisis), a machine learning hardware and software company. From November 2011 to May 2015, Ms. Smales was the chief financial officer for Advanced Nanotechnology Solutions Inc., a semiconductor manufacturing start-up company. Ms. Smales holds a B.S. degree in accounting from Arizona State University and an M.B.A. degree from the University of Chicago.

Ms. Smales was selected to serve on our board of directors due to her significant financial and accounting expertise.
Our Executive Officers

The names of our executive officers and certain information about them as of June 15, 2022 is set forth below. There are no arrangements or understandings between any of our executive officers and any other person pursuant to which he or she is or was to be selected as an officer.

Name	Age	Position
Mario Rivas	67	Chief Executive Officer, Director
Cameron McAulay	46	Chief Financial Officer
Umesh Mishra	63	Chief Technology Officer, Director
Primit Parikh	50	Chief Operating Officer

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

Audit Committee

We have a standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Directors Julian Humphreys, Katharina McFarland, Cynthia Moreland and Kelly Smales (chair) serve on the audit committee. Our board of directors has determined that each member of the audit committee meets the requirements for independence of audit committee members under the rules and regulations of the SEC and the Nasdaq Listing Rules, and also meets the financial literacy requirements of the Nasdaq Listing Rules. In addition, our board of directors has determined that Ms. Smales is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that, during the year ended March 31, 2022, all Section 16(a) filing requirements were satisfied on a timely basis, except Primit Parikh filed a late Form 4 on June 10, 2022 to report the exercise of a stock option that occurred on February 28, 2022.

Item 11. Executive Compensation.

Non-Employee Director Compensation
We have not established a policy to provide compensation to our non-employee directors for their services in such capacity. Directors who are employed by us are not compensated for their service on our board of directors.

The following table sets forth information regarding the total compensation awarded to, earned by or paid to each of our non-employee directors during the year ended March 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)(5)	Option Awards ($)(3)(4)(5)	Total ($)
Julian Humphreys	—	—	—	—
Katharina McFarland	—	—	—	—
Cynthia Moreland	—	132,000	99,500	231,500
Kelly Smales	—	131,250	106,700	237,950
Eiji Yatagawa	—	—	—	—
(1) The dollar amounts in this column reflect the grant date fair value of restricted stock unit (“RSU”) awards granted during the year ended March 31, 2022. These amounts have been calculated in accordance with FASB Accounting Standards Codification Topic 718. The grant date fair value of each RSU award was determined by multiplying the number of shares subject to the award by the weighted average price of our common stock on the date of the grant.

(2) On October 20, 2021, we granted to Ms. Moreland an award of 30,000 RSUs. One-fourth of the RSUs awarded to Ms. Moreland will vest on October 20, 2022, and the remaining shares will vest in equal quarterly installments over the following three years, subject to continued service as of each such vesting date. On July 1, 2021, we granted to Ms. Smales an award of 35,000 RSUs. One-fourth of the RSUs awarded to Ms. Smales will vest on July 1, 2022, and the remaining shares will vest in equal quarterly installments over the following three years, subject to continued service as of each such vesting date.

(3) The dollar amounts in this column reflect the grant date fair value of stock option awards granted during the year ended March 31, 2022. These amounts have been calculated in accordance with FASB Accounting Standards Codification Topic 718. For a discussion of valuation assumptions, see the stock-based compensation note to our audited financial statements included in this Report.

(4) On October 20, 2021, we granted to Ms. Moreland a stock option to purchase 50,000 shares of our common stock. One-fourth of the shares subject to Ms. Moreland’s stock option will vest on October 20, 2022, and the remaining shares will vest in equal quarterly installments over the following three years, subject to continued service as of each such vesting date. On July 1, 2021, we granted to Ms. Smales a stock option to purchase 55,000 shares of our common stock. One-fourth of the shares subject to Ms. Smales’ stock option will vest on July 1, 2022, and the remaining shares will vest in equal quarterly installments over the following three years, subject to continued service as of each such vesting date.
(5) The following table presents the aggregate number of shares underlying unvested stock awards and outstanding stock options held by each of our non-employee directors as of March 31, 2022.

Name	Aggregate Number of Shares Underlying Unvested Stock Awards	Aggregate Number of Shares Underlying Outstanding Options
Dr. Humphreys	24,063	37,813
Ms. McFarland	26,250	41,250
Ms. Moreland	30,000	50,000
Ms. Smales	35,000	55,000
Mr. Yatagawa	—	—

Executive Compensation

As an “emerging growth company” as defined in the JOBS Act and a smaller reporting company we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies and smaller reporting companies.

Summary Compensation Table

The following table presents information regarding the total compensation of our named executive officers, who consist of our principal executive officer and the next two most highly compensated individuals who were serving as our executive officers as of March 31, 2022, for the year ended March 31, 2022, the three-month transition period ended March 31, 2021 (“2021TP”) and the year ended December 31, 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total
Mario Rivas Chief Executive Officer	2022	364,162	—	223,720	139,440	49,800	777,122
	2021TP	87,500	—	—	—	11,850	99,350
	2020	363,438	—	327,480	—	47,400	738,318

Cameron McAulay Chief Financial Officer	2022	275,669	—	175,780	109,560	—	561,009
	2021TP	63,462	—	—	—	—	63,462
	2020	258,654	—	298,560	—	—	557,214

Primit Parikh Chief Operating Officer & Co-Founder	2022	300,693		559,300	348,600		1,208,593
	2021TP	75,000	—	—	—	—	75,000
	2020	284,764	—	498,240	—	—	783,004
(1) The amounts reported represent the aggregate grant‑date fair value of the RSUs and/or stock options awarded to the named executive officer, calculated in accordance with ASC Topic 718. Such grant‑date fair value does not take into account any estimated forfeitures related to service‑based vesting conditions. For a discussion of valuation assumptions, see the stock-based compensation note to our audited financial statements included in this Report.
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

Outstanding Equity Awards at Fiscal 2022 Year-End

The following tables present, for each of our named executive officers, information regarding outstanding stock options and other equity awards held as of March 31, 2022.

		Option Awards
		Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date (2)
Name	Grant Date (1)	Exercisable	Unexercisable
Mr. Rivas	12/15/2021 (4)	—	42,000	7.99	12/15/2031
	11/30/2016 (3)	66,313	—	4.34	11/29/2026
	11/30/2016 (3)	292,192	—	4.34	11/29/2026

Mr. McAulay	12/15/2021 (4)		33,000	7.99	12/15/2031
	11/30/2016 (3)	62,168	—	4.34	11/29/2026
	11/30/2016 (3)	67,722	—	4.34	11/29/2026

Dr. Parikh	12/15/2021 (4)		105,000	7.99	12/15/2031
	06/06/2019 (3)	6,870	—	3.14	06/05/2029
	11/30/2016 (3)	81,891	—	4.34	11/29/2026
	11/30/2016 (3)	207,228	—	4.34	11/29/2026

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
(4) This option was granted pursuant to our 2020 Equity Incentive Plan. One-third of the shares subject to this option will vest on November 15, 2022 and 1/36th of the shares subject to this option will vest each month thereafter, subject to the executive’s continued service through each applicable vesting date.

	Stock Awards
Name	Grant Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)(4)
Mr. Rivas	12/15/2021 (2)	28,000	197,960
	8/27/2020 (3)	62,084	438,934
Mr. McAulay	12/15/2021 (2)	22,000	155,540
	8/27/2020 (3)	49,763	351,824
Dr. Parikh	12/15/2021 (2)	14,000	98,980
	8/27/2020 (3)	83,045	587,128

(1) Each outstanding award of restricted stock units was granted pursuant to our 2020 Equity Incentive Plan.
(2) Consists of unvested restricted stock units, one-third of which are scheduled to vest on each of November 15, 2022, November 15, 2023 and November 15, 2024, in each case subject to continued service with us through the applicable vesting date.

(3) Consists of unvested restricted stock units, which are scheduled to vest as follows: one-half on each of January 1, 2023 and July 1, 2023, in each case subject to continued service with us through the applicable vesting date.
(4) Values reported were determined by multiplying the number of unvested restricted stock units by $7.07, the closing price of our common stock on the Nasdaq Capital Market on March 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of March 31, 2022 about our equity compensation plans under which shares of our common stock are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(2)	3,833,783	$4.67	2,874,060	(3)
Equity compensation plans not approved by security holders	—	—	—
Total	3,833,783	$4.67	2,874,060
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

(3) This number represents shares of common stock reserved for future issuance under the 2020 Plan as of March 31, 2022. Subject to the adjustment provisions of the 2020 Plan, and the automatic increase described below, the maximum aggregate number of shares of our common stock that may be issued under the 2020 Plan is (i) 2,588,077 shares, plus (ii) any shares of our common stock subject to issued and outstanding awards under the 2007 Plan or 2015 Plan that were assumed by us and that, on or after February 12, 2020, expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by us for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by us due to failure to vest, with the maximum number of shares to be added to the 2020 Plan pursuant to this clause (ii) equal to 2,461,923 shares. The number of shares of common stock available for issuance under the 2020 Plan will automatically increase on the first day of each fiscal year beginning with our 2022 fiscal year and ending on (and including) our 2030 fiscal year, in an amount equal to the least of (i) 5,000,000 shares, (ii) five percent (5%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as the administrator of the 2020 Plan may determine.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of June 3, 2022, for:

•each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of our common stock;
•each of our named executive officers;
•each of our directors; and
•all of our directors and current executive officers as a group.
We have determined beneficial ownership in accordance with SEC rules.

Percentage of beneficial ownership is based on 56,588,042 shares of our common stock outstanding as of June 3, 2022. In computing the number of shares beneficially owned by a person or entity and the percentage ownership of that person or entity, we deemed to be outstanding all shares of our common stock as to which such person or entity has the right to acquire within 60 days of June 3, 2022, through the exercise of any option or other right. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity. Except as indicated in the footnotes below, and subject to applicable community property laws, we believe, based on the information furnished to us, the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise noted below, the address of each beneficial owner named below is c/o Transphorm, Inc., 75 Castilian Drive, Goleta, CA 93117.

Name of Beneficial Owner	Shares Beneficially Owned (#)	Percentage Beneficially Owned (%)
5% Stockholders:
KKR Phorm Investors L.P. (1)	22,988,480	40.40%
Entities affiliated with AIGH Investment Partners, LP (2)	5,238,428	9.11%
SAS Capital Co., Ltd. (3)	4,834,000	8.42%
Nexperia B.V. (4)	4,000,000	7.07%
Yaskawa Electric Corporation (5)	3,770,000	6.59%
Ameriprise Financial, Inc. (6)	3,501,622	6.19%

Named Executive Officers and Directors:
Mario Rivas (7)	390,198	*
Cameron McAulay (8)	147,551	*
Primit Parikh (9)	389,434	*
Julian Humphreys (10)	39,374	*
Katharina McFarland (11)	28,124	*
Umesh Mishra (12)	517,846	*
Cynthia (Cindi) Moreland	—	*
Kelly Smales (13)	22,500	*
Eiji Yatagawa (14)	—	*
All directors and current executive officers as a group (9 persons) (15)	1,535,027	2.65%

* Represents less than 1% of the total.

(1) The number of shares beneficially owned consists of (i) 22,675,980 shares of common stock held by KKR Phorm Investors, L.P. (“Phorm”) and (ii) 312,501 shares of common stock issuable upon exercise of outstanding warrants held by Phorm. KKR Phorm Investors GP LLC, as the general partner of Phorm; KKR Group Partnership L.P., as the sole member of KKR Phorm Investors GP LLC; KKR Group Holdings Corp., as the general partner of KKR Group Partnership L.P.; KKR Group Co. Inc., as the sole shareholder of KKR Group Holdings Corp.; KKR & Co. Inc., as the sole shareholder of KKR Group Co. Inc.; KKR Management LLP, as the Series I preferred stockholder of KKR & Co. Inc.; and Messrs. Henry R. Kravis and George R. Roberts, as founding partners of KKR Management LLP, may be deemed to be the beneficial owners with respect to the shares directly owned by Phorm. Eiji Yatagawa is a member of our board of directors and serves as an executive of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. The principal business address of each of the entities and persons identified in this footnote, except Mr. Roberts, is c/o Kohlberg Kravis Roberts & Co. L.P., 30 Hudson Yards, New York, NY 10001. The principal business address of Mr. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(2) The number of shares beneficially owned consists of (i) 2,857,140 shares of common stock held by AIGH Investment Partners, LP (“AIGH LP”), (ii) 614,072 shares of common stock issuable upon exercise of outstanding warrants held by AIGH LP, (iii) 661,190 shares of common stock held by WVP Emerging Manager Onshore Fund, LLC – AIGH Series (“AIGH Series”), (iv) 133,955 shares of common stock issuable upon exercise of outstanding warrants held by AIGH Series, (v) 234,472 shares of common stock held by WVP Emerging Manager Onshore Fund, LLC – Optimized Equity Series (“OE Series”), (vi) 48,849 shares of common stock issuable upon exercise of outstanding warrants held by OE Series, (vii) 570,000 shares of common stock held by AIGH Investment Partners, LLC (“AIGH LLC”), and (viii) 118,750 shares of common stock issuable upon exercise of outstanding warrants held by AIGH LLC. Mr. Orin Hirschman is the managing member of AIGH Capital Management, LLC, a Maryland limited liability company, which is an advisor with respect to the securities held by AIGH LP and a sub-advisor with respect to the securities held by AIGH Series and OE Series, and has voting and investment control over the securities held by AIGH LP, AIGH Series, OE Series and AIGH LLC. The principal business address of Mr. Hirschman and each of the entities identified in this footnote is 6006 Berkeley Avenue, Baltimore, MD 21209.

(3) The number of shares beneficially owned consists of (i) 4,000,000 shares of common stock held by SAS Capital Co., Ltd. (“SAS”) and (ii) 834,000 shares of common stock issuable upon exercise of outstanding warrants held by SAS. Ms. Doris Hsu has voting and investment control over the securities held by SAS. The principal business address of SAS and Ms. Hsu is 2 F., No. 1, Sec. 2, Ligong 1st Rd., Wujie Township, Yilan County 26841, Taiwan (R.O.C.).

(4) The number of shares beneficially owned consists of 4,000,000 shares of common stock held by Nexperia B.V. (“Nexperia”). Wingtech Technology Co. Ltd. owns 80% of the equity of Nexperia and may be deemed to be the beneficial owner having voting and dispositive power with respect to these shares. The principal business address of Wingtech Technology Co. Ltd. 4F-6F, Building 4 of Juxin Yuan, No. 188, Pingfu Road, Xuhui District, Shanghai, China. The principal business address of Nexperia is Jonkerbosplein 52, 6534 AB Nijmegen, The Netherlands.
(5) The number of shares beneficially owned consists of (i) 3,120,000 shares of common stock held by Yaskawa Electric Corporation (“Yaskawa”) and (ii) 650,000 shares of common stock issuable upon exercise of outstanding warrants held by Yaskawa. The principal business address of Yaskawa is 2-1 Kurosakishiroishi, Yahatanishi-ku, Kitakyushu 806-0004, Japan.
(6) According to information reported by Ameriprise Financial, Inc. (“AFI”) on a Schedule 13G/A filed on February 14, 2022, Columbia Seligman Technology and Information Fund (the “Fund”) owns 3,000,000 shares of common stock and AFI and Columbia Management Investment Advisers, LLC (“CMIA”) may be deemed to beneficially own 3,501,622 shares of common stock, which consists of (i) 3,478,429 shares as to which they have shared voting power and (ii) 3,501,622 shares as to which they have shared dispositive power. CMIA and AFI do not directly own any shares of our common stock. As the investment adviser to the Fund and various other unregistered and registered investment companies and other managed accounts, CMIA may be deemed to beneficially own these shares. As the parent holding company of CMIA, AMI may be deemed to beneficially own these shares. Each of CMIA and AFI disclaims beneficial ownership of these shares. The principal business address of CMIA and Columbia Seligman Technology and Information Fund is 225 Franklin Street, Boston, MA 02110. The principal business address of AFI is 145 Ameriprise Financial Center, Minneapolis, MN 55474.

(7) The number of shares beneficially owned consists of (i) 31,693 shares of common stock held by Mr. Rivas and (ii) 358,505 shares of common stock issuable pursuant to stock options that are exercisable within 60 days of June 3, 2022.
(8) The number of shares beneficially owned consists of (i) 17,661 shares of common stock held by Mr. McAulay and (ii) 129,890 shares of common stock issuable pursuant to stock options that are exercisable within 60 days of June 3, 2022.
(9) The number of shares beneficially owned consists of (i) 93,445 shares of common stock held by Dr. Parikh and (ii) 295,989 shares of common stock issuable pursuant to stock options that are exercisable within 60 days of June 3, 2022.
(10) The number of shares beneficially owned consists of (i) 13,125 shares of common stock held by Dr. Humphreys, (ii) 24,062 shares of common stock issuable pursuant to stock options that are exercisable within 60 days of June 3, 2022, and (iii) 2,187 shares of common stock issuable upon the vesting of restricted stock units within 60 days of June 3, 2022.
(11) The number of shares beneficially owned consists of (i) 10,937 shares of common stock held by Ms. McFarland and (ii) 17,187 shares of common stock issuable pursuant to stock options that are exercisable within 60 days of June 3, 2022.
(12) The number of shares beneficially owned consists of (i) 111,440 shares of common stock held by Dr. Mishra and (ii) 406,406 shares of common stock issuable pursuant to stock options that are exercisable within 60 days of June 3, 2022.
(13) The number of shares beneficially owned consists of (i) 13,750 shares of common stock issuable pursuant to stock options that are exercisable within 60 days of June 3, 2022 and (ii) 8,750 shares of common stock issuable upon the vesting of restricted stock units within 60 days of June 3, 2022.
(14) Mr. Yatagawa is a member of our board of directors and serves as an executive of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. Mr. Yatagawa disclaims beneficial ownership of the shares held by KKR Phorm Investors L.P. The principal business address of Mr. Yatagawa is c/o Kohlberg Kravis Roberts & Co. L.P., 30 Hudson Yards, New York, NY 10001.
(15) Includes (i) 1,245,789 shares of common stock issuable pursuant to stock options that are exercisable within 60 days of June 3, 2022 and (ii) 10,937 shares of common stock issuable upon vesting of restricted stock units within 60 days of June 3, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

In August 2021, SAS Capital Co., Ltd. purchased 1,000,000 shares of common stock from us in a private placement for an aggregate purchase price of $5.0 million and received a warrant to purchase 209,000 shares of common stock at an exercise price of $6.00 per share.

In November 2021, Phorm purchased 1,000,000 shares of common stock from us in a private placement for an aggregate purchase price of $5.0 million and received a warrant to purchase 208,333 shares of common stock at an exercise price of $6.00 per share.

In November 2021, SAS Capital Co., Ltd. purchased 2,000,000 shares of common stock from us in a private placement for an aggregate purchase price of $10.0 million and received a warrant to purchase 416,667 shares of common stock at an exercise price of $6.00 per share.

In November 2021, entities affiliated with AIGH Investment Partners, LP purchased an aggregate of 2,930,000 shares of common stock from us in a private placement for an aggregate purchase price of $14.7 million and received warrants to purchase an aggregate of 610,417 shares of common stock at an exercise price of $6.00 per share.

In June 2022, Phorm purchased 500,000 shares of common stock from us in a private placement for an aggregate purchase price of $2.5 million and received a warrant to purchase 104,167 shares of common stock at an exercise price of $6.00 per share.

In June 2022, SAS Capital Co., Ltd. purchased 1,000,000 shares of common stock from us in a private placement for an aggregate purchase price of $5.0 million and received a warrant to purchase 208,333 shares of common stock at an exercise price of $6.00 per share.

In June 2022, entities affiliated with AIGH Investment Partners, LP purchased an aggregate of 1,464,999 shares of common stock from us in a private placement for an aggregate purchase price of $7.3 million and received warrants to purchase an aggregate of 305,209 shares of common stock at an exercise price of $6.00 per share.

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

In November 2021, we entered into a registration rights agreement with the investors that purchased our common stock in a private placement, including Phorm, SAS Capital Co., Ltd. and entities affiliated with AIGH Investment Partners, LP. Pursuant to the registration rights agreement, we are required to file a registration statement with the SEC covering the resale of registrable shares held by such investors and use commercially reasonable efforts to keep such registration statement effective for up to three years from the date it is declared effective by the SEC. Subject to customary exceptions, if we fail to maintain the effectiveness of the registration statement or if trading of our common stock is suspended or halted for more than three full, consecutive trading days, we agreed to make payments to each holder of registrable shares, as liquidated damages, a cash sum calculated at a rate equal to 12% per annum of the total value of registrable shares held or purchased by such holder and affected during the period, based on the monetary values assigned in the registration rights agreement, provided that the maximum amount of liquidated damages paid by us will not exceed 5% of the aggregate value of such holder’s registrable shares (with such value based on the monetary values assigned in the registration rights agreement) that are affected by our failure to maintain the effectiveness of the registration statement or by the suspension of trading of our common stock.

Relationship with Nexperia

The description set forth in Item 1 of this Report under “Business—Nexperia Cooperation Agreement” is incorporated herein by reference.

Relationship with Yaskawa

In December 2020, we entered into a cooperation and development agreement with Yaskawa, pursuant to which Yaskawa agreed to provide $4.0 million over three years to fund our development activities related to industrial power conversion applications, with an initial focus on servo motor drive applications.

In October 2021, Yaskawa converted the outstanding principal amount (plus accrued but unpaid interest) under a convertible promissory note, which as of the conversion date totaled $15.6 million, into an aggregate of 3,120,000 shares of common stock. In connection with Yaskawa’s agreement to convert the promissory note, we issued to Yaskawa a warrant to purchase 650,000 shares of common stock at an exercise price of $6.00 per share.

Director Independence

Our board of directors has determined that Julian Humphreys, Katharina McFarland, Cynthia (Cindi) Moreland and Kelly Smales are independent directors under the Nasdaq Listing Rules. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of the director’s family members has engaged in various types of business dealings with us. In addition, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors with regard to each director’s business and personal activities and relationships as they may relate to us and our management. In considering the independence of the directors listed above, our board of directors considered the relationship of our directors with the holders of more than 5% of our common stock.

Item 14. Principal Accountant Fees and Services.
In accordance with its charter, the audit committee approves in advance all audit and permissible non-audit services that will be provided by Marcum LLP, our independent registered public accounting firm.
The following table presents fees billed for professional audit services and other services rendered by Marcum LLP with respect to the year ended March 31, 2022, the three month transition period ended March 31, 2021 and the year ended December 31, 2020.

	Year Ended March 31, 2022	Three Month Transition Period Ended March 31, 2021	Year Ended December 31, 2020
Audit fees (1)	$429,108	$248,000	$459,380
Audit-related fees	—	—	—
Tax Fees	—	—	—
All other fees	—	—	—
Total	$429,108	$248,000	$459,380
(1) Audit fees consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements and audit services provided in connection with other statutory and regulatory filings.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:
1. Financial Statements: See Item 8 of this Annual Report on Form 10-K.
2. Financial Statement Schedules: All schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.
(b) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Report	Form	Exhibit No.	Filing Date	SEC File No.
2.1‡	Agreement and Plan of Merger and Reorganization, dated February 12, 2020, by and among the Registrant, Peninsula Acquisition Sub, Inc. and Transphorm Technology		8-K	2.1	February 14, 2020	000-55832
3.1	Certificate of Merger relating to the merger of Peninsula Acquisition Sub, Inc. with and into Transphorm Technology, filed with the Secretary of State of Delaware on February 12, 2020		8-K	3.1	February 14, 2020	000-55832
3.2	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of Delaware on February 12, 2020		8-K	3.2	February 14, 2020	000-55832
3.3	Amended and Restated Certificate of Incorporation of the Registrant		10-Q	3.1	August 11, 2020	000-55832
3.4	Amended and Restated Bylaws of the Registrant		8-K	3.1	June 3, 2020	000-55832
4.1	Specimen common stock certificate of the Registrant		10-K	4.4	March 11, 2021	000-55832
4.2	Description of Registrant’s securities		10-K	4.5	March 11, 2021	000-55832
4.3	Stockholders Agreement, dated February 12, 2020, by and between the Registrant and KKR Phorm Investors L.P.		8-K	4.2	February 14, 2020	000-55832
4.4.1*	Form of Registration Rights Agreement, effective as of February 12, 2020		8-K	4.1	February 14, 2020	000-55832
4.4.2	Amendment to Registration Rights Agreement		10-Q	4.1.1	May 14, 2020	000-55832
4.5*	Registration Rights Agreement, dated December 23, 2020, by and between the Registrant and the signatories thereto		8-K	4.1	December 30, 2020	000-55832
4.6	Form of Registration Rights Agreement, dated November 5, 2021		8-K	10.2	November 9, 2021	000-55832
4.7	Form of Registration Rights Agreement, dated December 7, 2021		8-K	10.2	December 10, 2021	000-55832
4.8.1*	Warrant to Purchase Shares of Series Preferred Stock, dated November 3, 2010, by and between Transphorm Technology and Leader Equity, LLC (“Leader Warrant”)		8-K	10.21.1	February 14, 2020	000-55832
4.8.2	Letter Amendment to Leader Warrant, dated May 21, 2015, by and between Transphorm Technology and Leader Ventures, LLC		8-K	10.21.2	February 14, 2020	000-55832
4.8.3	Amendment to Leader Warrant, dated February 4, 2020, by and between Transphorm Technology and Leader Ventures, LLC		8-K	10.21.3	February 14, 2020	000-55832

4.9.1	Plain English Warrant Agreement, dated November 3, 2010, by and between Transphorm Technology and TriplePoint Capital, LLC (“First TriplePoint Warrant”)		8-K	10.22.1	February 14, 2020	000-55832
4.9.2	Plain English Warrant Agreement, dated December 2, 2010, by and between Transphorm Technology and TriplePoint Capital, LLC (“Second TriplePoint Warrant”)		8-K	10.22.2	February 14, 2020	000-55832
4.9.3	Letter Amendment to First TriplePoint Warrant and Second TriplePoint Warrant, dated May 20, 2015, by and between Transphorm Technology and TriplePoint Capital LLC		8-K	10.22.3	February 14, 2020	000-55832
4.9.4	Amendment to First TriplePoint Warrant, dated February 10, 2020, by and between Transphorm Technology and TriplePoint Capital LLC		8-K	10.22.4	February 14, 2020	000-55832
4.9.5	Amendment to Second TriplePoint Warrant, dated February 10, 2020, by and between Transphorm Technology and TriplePoint Capital LLC		8-K	10.22.5	February 14, 2020	000-55832
4.10	Form of Placement Agent Warrant, dated December 23, 2020		8-K	10.2	December 30, 2020	000-55832
4.11	Warrant to Purchase Shares of Common Stock of the Registrant, dated August 13, 2021, issued to SAS Capital Co., Ltd.		10-Q	4.1	November 15, 2021	000-55832
4.12	Warrant to Purchase Shares of Common Stock of Transphorm, Inc., dated October 4, 2021, issued to Yaskawa Electric Corporation		8-K	10.2	October 7, 2021	000-55832
4.13	Form of Warrant to Purchase Shares of Common Stock, issued November 5, 2021, November 9, 2021 and June 2, 2022		8-K	4.1	November 9, 2021	000-55832
4.14	Form of Warrant to Purchase Shares of Common Stock, issued December 7, 2021 and December 10, 2021		8-K	4.1	December 10, 2021	000-55832
4.15	Form of Warrant to Purchase Shares of Common Stock, issued February 10, 2022	X
10.1.1#	2007 Stock Plan		8-K	10.3.1	February 14, 2020	000-55832
10.1.2#	Form of Stock Option Agreement under 2007 Stock Plan		8-K	10.3.2	February 14, 2020	000-55832
10.2.1#	2015 Equity Incentive Plan		8-K	10.4.1	February 14, 2020	000-55832
10.2.2#	Form of Stock Option Agreement under 2015 Equity Incentive Plan		8-K	10.4.2	February 14, 2020	000-55832
10.3.1#	2020 Equity Incentive Plan		10-Q	10.2	February 11, 2022	000-55832
10.3.2#	Form of Stock Option Agreement under 2020 Equity Incentive Plan		10-Q	10.5.2	May 14, 2020	000-55832
10.3.3#	Form of Restricted Stock Unit Agreement under 2020 Equity Incentive Plan		10-Q	10.1	February 11, 2022	000-55832
10.4#	Offer Letter, dated as of October 13, 2015, by and between Transphorm Technology and Mario Rivas		8-K	10.8	February 14, 2020	000-55832
10.5#	Offer Letter, dated as of March 22, 2007, by and between Transphorm Technology and Primit Parikh		8-K	10.9	February 14, 2020	000-55832
10.6#	Offer Letter, dated as of October 14, 2015, by and between Transphorm Technology and Cameron McAulay		8-K	10.10	February 14, 2020	000-55832
10.7	Form of Director and Officer Indemnification Agreement		8-K	10.18	February 14, 2020	000-55832
10.8	Form of Pre-Merger Indemnity Agreement		8-K	10.19	February 14, 2020	000-55832
10.9	Indemnification Agreement, dated February 12, 2020, by and between Registrant and KKR Phorm Investors L.P.		8-K	10.28	February 14, 2020	000-55832
10.10.1†	Award Contract, dated December 13, 2018, by and between Transphorm Technology and Naval Air Warfare Center Aircraft Division		8-K	10.11.1	February 14, 2020	000-55832

10.10.2†	Amendment of Solicitation, dated February 14, 2019, by and between Transphorm Technology and Naval Air Warfare Center Aircraft Division	8-K	10.11.2	February 14, 2020	000-55832
10.10.3†	Amendment of Solicitation, dated June 6, 2019, by and between Transphorm Technology and Naval Air Warfare Center Aircraft Division	8-K	10.11.3	February 14, 2020	000-55832
10.10.4†	Amendment of Solicitation, dated September 12, 2019, by and between Transphorm Technology and Naval Air Warfare Center Aircraft Division	8-K	10.11.4	February 14, 2020	000-55832
10.10.5†	Amendment of Solicitation, dated November 27, 2019, by and between Transphorm Technology and Naval Air Warfare Center Aircraft Division	8-K	10.11.5	February 14, 2020	000-55832
10.11.1†	Supply Agreement, dated April 4, 2018, between Transphorm Technology and Nexperia	8-K	10.13.1	February 14, 2020	000-55832
10.11.2	Amendment No. 1 to Supply Agreement, dated February 7, 2020, between Transphorm Technology and Nexperia	8-K	10.13.2	February 14, 2020	000-55832
10.11.3†	Amended and Restated Supply Agreement, dated May 18, 2021, between the Registrant and Nexperia	10-KT	10.13.3	June 24, 2021	000-55832
10.12.1†	Loan and Security Agreement, dated April 4, 2018, between Transphorm Technology and Nexperia	8-K	10.14.1	February 14, 2020	000-55832
10.12.2†	Amendment No. 1 to Loan and Security Agreement, dated March 21, 2019, between Transphorm Technology and Nexperia	8-K	10.14.2	February 14, 2020	000-55832
10.12.3	Amendment No. 2 to Loan and Security Agreement, dated February 7, 2020, between Transphorm Technology and Nexperia	8-K	10.14.3	February 14, 2020	000-55832
10.12.4	Amendment No. 3 to Loan and Security Agreement, dated April 8, 2020, between Transphorm Technology and Nexperia	10-Q	10.14.4	May 14, 2020	000-55832
10.12.5	Amendment No. 4 to Loan and Security Agreement, dated April 28, 2020, between Transphorm Technology and Nexperia	10-Q	10.14.5	May 14, 2020	000-55832
10.12.6	Amendment No. 5 to Loan and Security Agreement, dated March 1, 2021, between Transphorm Technology and Nexperia	10-KT	10.14.6	June 24, 2021	000-55832
10.12.7	Amendment No. 6 to Loan and Security Agreement, dated May 18, 2021, between the Registrant, Transphorm Technology and Nexperia	10-KT	10.14.7	June 24, 2021	000-55832
10.12.8	Amendment No. 7 to Loan and Security Agreement, dated June 30, 2021, between the Registrant, Transphorm Technology and Nexperia	10-Q	10.1	August 16, 2021	000-55832
10.13.1†	Development and License Agreement, dated April 4, 2018, between Transphorm Technology and Nexperia	8-K	10.15.1	February 14, 2020	000-55832
10.13.2†	Amendment No. 1 to Development and License Agreement, dated March 21, 2019, between Transphorm Technology and Nexperia	8-K	10.15.2	February 14, 2020	000-55832
10.13.3	Amendment No. 2 to Development and License Agreement, dated February 7, 2020, between Transphorm Technology and Nexperia	8-K	10.15.3	February 14, 2020	000-55832
10.13.4	Amended and Restated Development and License Agreement, dated May 18, 2021, between the Registrant, Transphorm Technology and Nexperia	10-KT	10.15.4	June 24, 2021	000-55832
10.14.1†	Intracompany License Agreement, dated Oct. 14, 2019, by and between Transphorm Japan and Transphorm Technology	8-K	10.25	February 14, 2020	000-55832
10.14.2†	Amended and Restated License Agreement, dated May 18, 2021, between the Registrant, Transphorm Japan Epi and Nexperia	10-KT	10.24.2	June 24, 2021	000-55832

10.15†	Strategic Cooperation Agreement, dated May 18, 2021, between the Registrant, Transphorm Technology, Transphorm Japan Epi and Nexperia	10-KT	10.25	June 24, 2021	000-55832
10.16†	Option Agreement, dated May 18, 2021, between the Registrant, Transphorm Technology, Transphorm Japan Epi and Nexperia	10-KT	10.26	June 24, 2021	000-55832
10.17.1	Standard Industrial/Commercial Multi-Tenant Lease, dated June 23, 2010, by and between Transphorm Technology and Castilian LLC, for the premises located at 75 Castilian Drive, Goleta, CA 93117	8-K	10.16.1	February 14, 2020	000-55832
10.17.2	First Amendment to Lease, dated January 22, 2016, by and between Transphorm Technology and Castilian, LLC, for the premises located at 75 Castilian Drive, Goleta, CA 93117	8-K	10.16.2	February 14, 2020	000-55832
10.18.1	Standard Industrial/Commercial Multi-Tenant Lease, dated October 14, 2008, by and between Transphorm Technology and Frieslander Holdings, LLC and Nederlander Holdings, LLC, for the premises located at 111 Castilian Drive, Suite B, Goleta, CA 93117	8-K	10.17.1	February 14, 2020	000-55832
10.18.2	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated March 17, 2009, by and between Transphorm Technology and Frieslander Holdings, LLC and Nederlander Holdings, LLC, for the premises located at 111 Castilian Drive, Suite B, Goleta, CA 93117	8-K	10.17.2	February 14, 2020	000-55832
10.18.3	Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated August 1, 2011, by and between Transphorm Technology and Frieslander Holdings, LLC and Nederlander Holdings, LLC, for the premises located at 115 Castilian Drive, Suite B, Goleta, CA 93117, formerly known as 111 Castilian Drive, Suite B, Goleta, CA 93117	8-K	10.17.3	February 14, 2020	000-55832
10.18.4	Third Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated November 24, 2015, by and between Transphorm Technology and Frieslander Holdings, LLC and Nederlander Holdings, LLC, for the premises located at 115 Castilian Drive, Suite B, Goleta, CA 93117, formerly known as 111 Castilian Drive, Suite B, Goleta, CA 93117	8-K	10.17.4	February 14, 2020	000-55832
10.19.1†	License Agreement dated September 1, 2007, by and between Transphorm Technology and The Regents of the University of California	8-K	10.24.1	February 14, 2020	000-55832
10.19.2†	Eleventh Amendment to License Agreement dated October 29, 2019, by and between Transform Technology and the Regents of the University of California	8-K	10.24.2	February 14, 2020	000-55832
10.20†	Share Purchase Agreement, dated as of July 20, 2021, by and between Transphorm Aizu, Inc. and GaNovation, Pte. Ltd.	10-Q	10.2	November 15, 2021	000-55832
10.21†*	Joint Venture Agreement, dated as of December 20, 2020, by and between the Registrant and JCP Capital Management, LLC Limited	10-Q	10.3	November 15, 2021	000-55832
10.22.1	Form of Securities Purchase Agreement, dated November 5, 2021 and November 9, 2021	8-K	10.1	November 9, 2021	000-55832
10.22.2	Form of First Amendment to Securities Purchase Agreement, dated May 16, 2022	8-K	10.1	May 17, 2022	000-55832
10.23	Form of Securities Purchase Agreement, dated December 7, 2021	8-K	10.1	December 10, 2021	000-55832
10.24.1*	Subordinated Convertible Promissory Note, dated October 4, 2017, by and between Transphorm Technology and Yaskawa	8-K	10.23.1	February 14, 2020	000-55832

10.24.2	Waiver, Consent and Amendment Agreement, dated March 16, 2018, by and between Transphorm Technology and Yaskawa		8-K	10.23.2	February 14, 2020	000-55832
10.24.3	Consent, Guaranty and Amendment Agreement, dated February 10, 2020, by and between Transphorm Technology and Yaskawa		8-K	10.23.3	February 14, 2020	000-55832
10.24.4	Note Amendment and Conversion Agreement, dated October 4, 2021, by and among Transphorm, Inc., Transphorm Technology, Inc. and Yaskawa Electric Corporation		8-K	10.1	October 7, 2021	000-55832
21.1	List of Subsidiaries		S-1	21.1	January 20, 2021	333-252269
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included on the signature page hereto)	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
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

Item 16. Form 10-K Summary.
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transphorm, Inc.

Date:	June 29, 2022	By:	/s/ Mario Rivas
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
Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mario Rivas	Chief Executive Officer and Chair of the Board	June 29, 2022
Mario Rivas	(Principal Executive Officer)

/s/ Cameron McAulay	Chief Financial Officer	June 29, 2022
Cameron McAulay	(Principal Financial and Accounting Officer)

/s/ Julian Humphreys	Director	June 29, 2022
Julian Humphreys

/s/ Katharina McFarland	Director	June 29, 2022
Katharina McFarland

/s/ Umesh Mishra	Chief Technology Officer and Director	June 29, 2022
Umesh Mishra

/s/ Cynthia Moreland	Director	June 29, 2022
Cynthia Moreland

/s/ Kelly Smales	Director	June 29, 2022
Kelly Smales

/s/ Eiji Yatagawa	Director	June 29, 2022
Eiji Yatagawa