Form 10-Q
period 2022-06-30
Transphorm, Inc.
filed 2022-08-15
CIK 1715768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2022, 56,615,091 shares of the registrant’s common stock were outstanding.

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
•our costs in meeting our contractual obligations, including the cash flow impact of operating AFSW, and our ability to maintain our contracts for their expected durations;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Transphorm, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share and per share data)

	June 30, 2022 (unaudited)	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$42,613	$33,435
Restricted cash	500	500
Accounts receivable, net, including related parties	3,203	2,558
Inventory	6,963	6,330
Prepaid expenses and other current assets	2,575	1,971
Total current assets	55,854	44,794
Property and equipment, net	2,199	1,649
Operating lease right-of-use assets	3,448	—
Goodwill	1,056	1,180
Intangible assets, net	543	617
Investment in joint venture	339	143
Other assets	291	263
Total assets	$63,730	$48,646

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,674	$3,588
Deferred revenue	354	346
Accrued interest	182	180
Accrued payroll and benefits	1,120	1,171
Operating lease liabilities	521	—
Revolving credit facility	12,000	—
Total current liabilities	18,851	5,285
Revolving credit facility, net of current portion	—	12,000
Operating lease liabilities, net of current portion	2,941	—
Total liabilities	21,792	17,285
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 750,000,000 shares authorized as of June 30, 2022 and March 31, 2022, and 56,588,042 and 53,379,307 shares issued and outstanding as of June 30, 2022 and March 31, 2022, respectively	6	5
Additional paid-in capital	227,512	211,190
Accumulated deficit	(183,991)	(178,638)
Accumulated other comprehensive loss	(1,589)	(1,196)
Total stockholders’ equity	41,938	31,361
Total liabilities and stockholders’ equity	$63,730	$48,646
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands except share and per share data)

	Three Months Ended June 30,
	2022	2021
Revenue, net, including related parties (Note 12)	$5,156	$3,216
Cost of goods sold	4,050	2,567
Gross profit	1,106	649
Operating expenses:
Research and development	1,740	1,823
Sales and marketing	1,083	687
General and administrative	3,317	2,743
Total operating expenses	6,140	5,253
Loss from operations	(5,034)	(4,604)
Interest expense	182	204
Loss in joint venture	582	1,490
Changes in fair value of promissory note	—	1,024
Other income, net	(445)	(270)
Loss before tax expense	(5,353)	(7,052)
Tax expense	—	—
Net loss	$(5,353)	$(7,052)
Net loss per share - basic and diluted	$(0.10)	$(0.17)
Weighted average common shares outstanding - basic and diluted	54,404,830	40,637,213
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Month Ended June 30,
	2022	2021
Net loss	$(5,353)	$(7,052)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(393)	(27)
Other comprehensive loss, net of tax	(393)	(27)
Comprehensive loss	$(5,746)	$(7,079)
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)
For the Three Months Ended June 30, 2022 and 2021
(in thousands except share data)

	Common Stock				Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
Balance at April 1, 2022	53,379,307	$5	$211,190	$(178,638)	$(1,196)	$31,361
Stock options exercised	4,361	—	20	—	—	20
Vesting of restricted stock units	4,375	—	—	—	—	—
Issuance of common stock (Note 9)	3,199,999	1	15,719	—	—	15,720
Stock-based compensation	—	—	583	—	—	583
Other comprehensive loss	—	—	—	—	(393)	(393)
Net loss	—	—	—	(5,353)	—	(5,353)
Balance at June 30, 2022	56,588,042	$6	$227,512	$(183,991)	$(1,589)	$41,938

Balance at April 1, 2021	40,531,996	$4	$144,201	$(168,403)	$(857)	$(25,055)
Stock options exercised	31,925	—	134	—	—	134
Vesting of restricted stock units	1,000	—	—	—	—	—
Issuance of common stock (Note 9)	97,099	—	500	—	—	500
Stock-based compensation	—	—	497	—	—	497
Other comprehensive loss	—	—	—	—	(27)	(27)
Net loss	—	—	—	(7,052)	—	(7,052)
Balance at June 30, 2021	40,662,020	$4	$145,332	$(175,455)	$(884)	$(31,003)
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Month Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,353)	$(7,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory write-off	37	134
Depreciation and amortization	226	197
Amortization of operating lease right-of-use assets	150	—
Stock-based compensation	583	497
Interest cost	2	54
Gain on sale of equipment	(100)	—
Loss in joint venture	582	1,490
Changes in fair value of promissory note	—	1,024
Changes in operating assets and liabilities:
Accounts receivable	(645)	(629)
Inventory	(670)	(835)
Prepaid expenses and other current assets	(604)	(707)
Other assets	(28)	7
Accounts payable and accrued expenses	1,086	354
Deferred revenue	8	511
Accrued payroll and benefits	(51)	172
Operating lease liabilities	(136)	—
Net cash used in operating activities	(4,913)	(4,783)
Cash flows from investing activities:
Purchases of property and equipment	(723)	(346)
Proceeds from sale of equipment	100	—
Investment in joint venture	(778)	(2,018)
Net cash used in investing activities	(1,401)	(2,364)
Cash flows from financing activities:
Proceeds from stock option exercise	20	134
Proceeds from issuance of common stock	16,000	—
Cost associated with issuance of common stock	(280)	—
Net cash provided by financing activities	15,740	134
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(248)	(25)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,178	(7,038)
Cash and cash equivalents and restricted at beginning of period	33,435	9,500
Cash and cash equivalents at end of period	42,613	2,462
Restricted cash at end of period	500	—
Cash and cash equivalent and restricted cash at end of period	$43,113	$2,462

Supplemental disclosures of cash flow information:

Interest expense paid	$180	$150
Supplemental non-cash investing activity:
Equipment purchases	$—	$250
Supplemental non-cash financing activity:
Issuance of shares in connection with a service contract	$—	$500
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$3,598	$—
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

Liquidity and Capital Resources
The Company’s ability to sustain operations is dependent mainly on its ability to successfully market and sell its products and its ability to raise capital through additional financings until it is able to achieve profitability with positive cash flows. The Company currently incurs and historically has incurred losses from operations and expects to do so in the foreseeable future. During the three months ended June 30, 2022, the Company used $4.9 million of cash in operations. Although the Company expects to continue to incur losses and sustain negative cash flows from operating activities, during the year ended March 31, 2022 and three months ended June 30, 2022, the Company raised gross proceeds of $50.0 million and $16.0 million, respectively, from private placements. Consequently, the Company has sufficient resources to fund its operations for the next twelve months from the date of this filing. The Company may need to continue to raise additional capital to finance its losses and negative cash flows from operations beyond the next twelve months and may continue to be dependent on additional capital raises.

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended June 30, 2022, but are not necessarily indicative of the results that will be reported for the entire fiscal year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted. The aforementioned unaudited condensed consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022. The consolidated balance sheet as of March 31, 2022 is derived from those audited financial statements.
Significant Accounting Policies
Descriptions of the Company’s significant accounting policies are included in Note 2 - Summary of Significant Accounting Policies in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, except for the adoption of ASU 2016-02, Leases (Topic 842) as noted below.
Accounting Standard Adopted
Effective April 1, 2022, the Company adopted ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability on their balance sheet for all leases, including operating leases, with a term of greater than 12 months. In July 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-11, which adds a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. Under this transition option, comparative reporting would not be required, and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. The Company elected to use the optional transition method provided by ASU 2018-11. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward its ASC 840 assessment regarding definition of a lease, lease classification, and initial direct costs. The following practical expedients were applied implementing this standard.

•We did not reassess whether any expired or existing contracts are, or contain, leases. Additionally, we did not reassess for lease classifications of expired or existing leases, or initial direct costs for any existing leases.
•We elected the short-term lease exception, which allows us to account for leases with a lease term of twelve months or less similar to existing operating leases. The cost of these leases is disclosed, but is not recognized in the ROU asset and lease liability balances. Consistent with ASC 842 requirements, leases that are one month or less are not included in the disclosures.
Operating lease ROU assets represent the Company’s right to use the underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using incremental borrowing rate at the lease commencement date. The Company chose the practical expedients and reviewed the lease and non-lease components for any impairment or otherwise, subsequently determining that no cumulative-effect adjustment to equity was necessary as part of implementing the modified retrospective approach for its adoption of ASC 842. Operating lease expense, which is comprised of amortization of the ROU asset and the interest accreted on the lease liability, is recognized on a straight-line basis over the lease term and is recorded in lease expense in the condensed consolidated statements of income.

Recently Issued Accounting Standards under Evaluation

Debt - In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. Among other provisions, the amendments in this ASU significantly change the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity such that fewer conversion features will require separate recognition, and fewer freestanding instruments, like warrants, will require liability treatment. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and the adoption is not expected to have a significant impact on the consolidated financial statements.

Financial Instruments - FASB ASU 2020-03, Codification Improvements to Financial Instruments, makes clear the determination of the contractual life of a net investment in leases in estimating expected credit losses under ASC 326, Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for the Company in 2023. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and the adoption is not expected to have a significant impact on the consolidated financial statements.

Income Tax - In December 2019, the FASB issued ASU 2019-12, which modifies ASC 740 to simplify the accounting for income taxes. The ASU’s amendments are based on changes that were suggested by stakeholders as part of the FASB’s initiative to reduce the complexity of accounting standards while maintaining or enhancing the helpfulness of information provided to financial statement users. ASU 2019-12 is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and the adoption is not expected to have a significant impact on the consolidated financial statements.

Note 2 - Nexperia Arrangement
On April 4, 2018, the Company entered into a multi-element commercial arrangement with Nexperia B.V. (“Nexperia”), including a development and license agreement, loan and security agreement and supply agreement, to obtain financing in exchange for the sale of equity instruments and performing certain technology and product development activities for Nexperia (collectively, the “Collaboration Arrangement”). Nexperia specializes in designing, manufacturing and selling a broad range of small discrete semiconductor devices that utilize components such as those manufactured by the Company. By entering into this Collaboration Arrangement, Nexperia gained access to technology that allows for the production of high power semiconductors for use in electric vehicles. Financing under the Collaboration Arrangement was comprised of the following elements:
•$16 million of equity financing;

•$9 million license fee for transfer of the Gen-3 manufacturing process;

•$15.0 million of term loans, separated into tranches for pre-funded projects; and

•$10 million revolving loan, secured against certain of the Company’s U.S. patents not relating to MOCVD or epiwafer technology.

Loan and Security Agreement
The LSA, entered into on April 4, 2018, originally comprised term loans in an aggregate principal amount of $15.0 million, separated into tranches for pre-funded projects, and a $10.0 million revolving loan, each of which bore 6% annual interest. In June 2020, $5.0 million of term loans was was satisfied in full upon our transfer of our Gen-4 technology development to Nexperia, at which point we recognized $5.0 million as licensing revenue.
On May 18, 2021, Amendment No. 6 to the LSA was executed to (1) extend the maturity date for the revolving loan to the earlier of April 4, 2023 and the occurrence of specified change of control events, (2) add Parent as a guarantor of Transphorm Technology’s obligations under the LSA, and (3) convert $2 million of term loans into a revolving loan with the same terms and conditions as the existing revolving loan. See Note 7 - Debts.
On June 30, 2021, Amendment No. 7 to the LSA was executed to extend the maturity of the then-outstanding $8 million term loan to July 16, 2021.
On July 16, 2021, Nexperia agreed that the $8 million term loan was satisfied in full in connection with the Company transferring its Gen-5 and 900V technology developments to Nexperia, at which point the Company recognized $8 million as perpetual licensing revenue.
Amended and Restated Development and License Agreement
The amended and restated development and license agreement (the “DLA”), entered into on May 18, 2021 provides that the Company will develop and transfer to Nexperia certain manufacturing process technologies to enable Nexperia to manufacture GaN-based products at Nexperia’s facilities. These technologies to be transferred included the Company’s Gen-3, Gen-4 (Tranche A), and Gen-5 and 900V (Tranche B) process technologies, but do not include the Company’s Epi Process Technology (as defined in the DLA). Nexperia also agreed to provide funding for the development of such technologies in return for limited exclusivities in automotive and other fields. Nexperia’s rights now include sale of products in the automotive field in Japan along with Transphorm’s rights for sale of products in the automotive field in Japan which remain in place. As per the original agreement, after April 2023, Nexperia’s exclusive rights for sale of products in the automotive field outside of Japan terminate. In addition, the parties have clarified the ability of Nexperia’s customers to use products developed by Nexperia through exercise of its rights under this agreement.
Amended and Restated Supply Agreement
The amended and restated supply agreement (the “Supply Agreement”), entered into on May 18, 2021, sets forth the terms under which Nexperia may purchase epiwafers and processed wafers from the Company, and the Company may purchase processed wafers from Nexperia. The agreement specifies that Nexperia is the Company’s priority customer with respect to epiwafers manufactured by TJE and, accordingly, has preferred utilization of extra capacity, and further specifies procedures to address expansion of the Company’s epiwafer manufacturing capacity and Nexperia’s obligations with respect thereto. The term of the Supply Agreement was extended until December 31, 2025, with automatic one year renewals thereafter, and the Company may not terminate the Supply Agreement while the option agreement (described below) is in effect.

Strategic Cooperation Agreement
The strategic cooperation agreement, entered into on May 18, 2021, serves as a framework agreement that describes the numerous agreements between the parties and provides Nexperia with information rights and inspection rights with respect to the Company’s business.
Option Agreement
The option agreement, entered into on May 18, 2021, establishes the parameters pursuant to which Nexperia, in certain limited instances, is permitted to exercise an option (the “Option”) to acquire Transphorm Japan Epi, Inc. (“TJE”), a Japanese subsidiary of the Company through which the Company is engaged in the development, manufacturing and sales of gallium nitride (“GaN”) based epitaxial wafer products. In general, the Option is exercisable upon (1) certain acquisitions of securities or assets of the Company or its subsidiaries by a Competitor (as defined in the option agreement) that results in the Company, directly or indirectly, owning less than a majority of TJE, which acquisition is followed by any material breach (that is not cured within a specified time period) by the Company or a subsidiary of its obligations with respect to epiwafer supply to Nexperia under the Supply Agreement, or (2) the unilateral termination by the Company of the Supply Agreement. The option agreement also establishes the material terms, including price and timing, for the exercise of the Option by Nexperia. The Option terminates (1) if the Option is not exercised by Nexperia prior to the date on which the option agreement terminates, or (2) on the first to occur of (a) the termination of the option agreement upon written agreement of the parties, (b) the mutual termination or expiration of the Supply Agreement, or (c) the first to occur of (i) two years following the date on which the Company notifies Nexperia of epiwafer qualification of a second source and (ii) April 1, 2028.
In connection with the option agreement, the Company has also amended and restated its existing intracompany license agreement with TJE to clarify Nexperia’s rights upon exercise of the Option.

Note 3 - Concentration of Credit Risk and Significant Customers
The Company manages its credit risk associated with exposure to distributors and direct customers on outstanding accounts receivable through the application of credit approvals and other monitoring procedures. Credit sales, which are mainly on credit terms of 30 to 60 days, are only made to customers who meet the Company's credit standards, while sales to new customers or customers with low credit ratings are usually made on an advance payment basis. The Company closely monitors the aging of accounts receivable from its distributors and direct customers, and regularly reviews their financial positions, where available.
Significant customers are those that represent 10% or more of revenue or accounts receivable.
Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Three Months Ended June 30,
	2022	2021
Customer A	14.8%	20.9%
Customer B	13.9%	31.5%
Customer C	34.4%	14.7%
Customer D	10.6%	10.4%
Customer E	10.4%	*
Accounts receivable, by percentage, from individual customers representing 10% or more of accounts receivable are set forth in the following table:

	As of
	June 30, 2022	March 31, 2022
Customer A	12.2%	20.1%
Customer B	*	19.4%
Customer C	35.9%	38.8%
Customer D	23.4%	*
* Less than 10% of total
Customer A is a related party and Customer B is a government agency. JCP Capital Management, LLC Limited is a majority stockholder of Customer C. See Note 5 - Investment in Joint Venture and Note 12 - Related Party Transactions.

Note 4 - Inventory
Inventory consists of the following as of the dates presented (in thousands):

	June 30, 2022	March 31, 2022
Raw materials	$2,985	$2,412
Work in process	1,827	1,865
Finished goods	2,151	2,053
Total	$6,963	$6,330
The Company recorded inventory write-off of $37 thousand and $134 thousand for the three months ended June 30, 2022 and 2021, respectively.

Note 5 - Investment in Joint Venture
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

GaNovation (through AFSW) manufactures semiconductor products exclusively for its owners under manufacturing agreements at prices estimated to cover the cost of production. GaNovation was determined to be a variable interest entity as the equity at risk was not believed to be sufficient. GaNovation depends on its owners for any additional cash. The Company extended $778 thousand to GaNovation to fund operations of GaNovation for the three months ended June 30, 2022 and $2.0 million to AFSW to fund operations of AFSW for the three months ended June 30, 2021. The Company’s known maximum exposure to loss approximated the carrying value of its investment balance, which included the financing. Potential future losses could be higher than the carrying amount of the Company’s investment, as the Company is liable for other future operating costs or obligations of GaNovation. In addition, because Transphorm is currently committed to purchasing GaN wafers and production-related services from AFSW at pre-agreed pricing based upon the Company’s second generation products, the Company may be required to purchase products at a higher cost for its newer generation products. Investment in GaNovation was $339 thousand and $143 thousand as of June 30, 2022 and March 31, 2022, respectively.

For the period from April 1, 2022 through March 31, 2023, JCP is responsible for 75% of the funding obligations and losses of AFSW, while Transphorm is responsible for 25% of the funding obligations and losses of AFSW. Beginning April 1, 2023, JCP is responsible for 67.5% of the funding obligations and losses of AFSW, while Transphorm is responsible for 32.5% of the funding obligations and losses of AFSW, except that JCP’s total funding obligations or investment shall not exceed $35 million and Transphorm’s total funding obligations or investment shall not exceed $12 million for the three-year period starting from August 1, 2021.

The Company’s investment activities in GaNovation and AFSW for the periods presented are summarized below (in thousands):

AFSW (Joint Venture Between the Company and FSL)
April 1, 2021	$(1,866)
Investment	2,490
Loss	(2,078)
Gain	1,455
Effect of exchange rate change	(1)
July 31, 2021	$—

GaNovation (Joint Venture Between the Company and JCP)
August 1, 2021	$—
Investment	2,036
Loss	(1,893)
March 31, 2022	$143
Investment	778
Loss	(582)
June 30, 2022	$339

     Summarized unaudited financial information of GaNovation and AFSW for the periods indicated are as follows (in thousands):

	GaNovation
	June 30, 2022	March 31, 2022
Current assets	$1,769	$4,259
Long-term assets	$5,248	$3,690
Due from Transphorm	$1,185	$—
Other current liabilities	$4,882	$3,799
Due to controlling owner	$—	$(1)
Net surplus	$3,320	$4,151

	GaNovation	AFSW
	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021
Sales	$2,821	$1,430
Gross loss	$(2,037)	$(2,399)
Net loss	$(2,451)	$(3,041)

Note 6 - Leases
On April 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842), using the optional transition method permitted by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. See Note 1 - Business and Basis of Presentation.
The Company’s operating leases are real estate leases which are comprised of our headquarters and offices in the United States and internationally with remaining lease terms ranging from 1 to 8 years as of June 30, 2022. Certain lease arrangements contain extension options and, as these extension options are generally considered reasonably certain of exercise, they are included in the lease term. In determining the discount rates, since most of our leases do not provide an implicit rate, we used a 6.0% interest rate (the same rate as provided for under our LSA with Nexperia) at commencement date to calculate the present value of lease payments.
In determining whether a contract contained a lease, we determined whether an arrangement was or included a lease at contract inception. Operating lease ROU assets and liabilities were recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. The opening balances for both our operating lease ROU assets and lease liabilities were $3.5 million as of the adoption date of April 1, 2022 and the outstanding balances were $3.5 million as of June 30, 2022. The Company did not have any finance leases at June 30, 2022.

The following table presents the Company’s operating lease ROU assets and lease liabilities for the period indicated (in thousands):

June 30, 2022
Operating lease ROU assets	$3,448

Operating lease liabilities	$521
Operating lease liabilities, net of current portion	2,941
Total operating lease liability	$3,462
Weighted average remaining lease terms for the Company’s operating leases were 6.7 years and the weighted average discount rate for the Company's operating leases was 6.0 percent as of June 30, 2022. Operating lease expense and short-term lease expense were $185 thousand and $72 thousand, respectively, for the three months ended June 30, 2022. Cash paid, and included in cash flows from operating activities, for amounts included in the measurement of the lease liability for the Company's operating leases was $171 thousand for the three months ended June 30, 2022.
The following table presents the Company's remaining lease liabilities by maturity for the periods indicated (in thousands):

Years Ending March 31,
2023	$536
2024	710
2025	674
2026	659
2027	616
Thereafter	984
Lease payments	4,179
Less: interest	(717)
Present value of lease liability	$3,462

Note 7 - Debts
Development Loans
As of March 31, 2021, the Company had $10.0 million of development loans outstanding under the LSA. On May 18, 2021, $2.0 million of development loan was converted into a revolving loan with the same terms and conditions as the existing revolving loan described below, leaving $8.0 million of development loans with a maturity date of June 30, 2021. On June 30, 2021, the maturity of the development loans was extended to July 16, 2021. On July 16, 2021, the $8.0 million of development loans was satisfied in full when the Company transferred its Gen-5 and 900V technology developments to Nexperia. See Note 2 - Nexperia Arrangement.
Revolving Credit Facility

As of March 31, 2021, the Company had a $10.0 million revolving loan outstanding under the LSA. On May 18, 2021, $2.0 million of development loan was converted into a revolving loan, increasing the aggregate principal amount of revolving loans to $12.0 million. The revolving loans mature on the earlier of April 4, 2023 and the occurrence of specified change of control events. See Note 2 - Nexperia Arrangement.
The revolving loans are recorded based on principal in the amount of $12.0 million and accrued interest (6% interest per annum). The Company recorded interest expense of $182 thousand and $166 thousand for the three months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, the scheduled maturity, including accrued interest, of the Company’s borrowings under the revolving credit facility was as follows (in thousands):

Year Ending March 31,
2023	$182
2024	12,000
Total	$12,182

Promissory Note
In October 2017, the Company issued an unsecured subordinated convertible promissory note to Yaskawa (the “Yaskawa Note”) for $15.0 million. The stated interest rate of the Yaskawa Note was 1.0%, and principal plus interest was due on the earlier of September 30, 2022, or the date of the occurrence of an Event of Default, Change of Control or an Initial Public Offering (all terms as defined in the Yaskawa Note). In February 2020, the Yaskawa Note was amended to be convertible at the option of the holder into a maximum of 3,076,171 shares of our common stock at a conversion price of $5.12 per share.
On October 4, 2021, the Company entered into a Note Amendment and Conversion Agreement with Yaskawa to (i) reduce the conversion price of the Yaskawa Note from $5.12 per share to $5.00 per share and (ii) remove the limitation on the maximum number of shares of the Company’s stock that could be issued upon conversion of the Yaskawa Note. Yaskawa simultaneously elected to convert the outstanding principal amount (plus accrued but unpaid interest) under the Yaskawa Note, which as of the effective date of the conversion totaled $15.6 million, into an aggregate of 3,120,000 shares of our common stock. The Company also issued to Yaskawa a warrant to purchase up to 650,000 shares of common stock at an exercise price of $6.00 per share with a term of three years. On October 4, 2021, the Company recognized $1.2 million gain, in other income, upon the conversion of the Yaskawa Note.
Pursuant to ASC 825-10-15-4, the Company elected to apply the fair value option for the promissory note and fair value of promissory note decreased $1.0 million for the three months ended June 30, 2021. In connection with its promissory note obligation, the Company recorded interest expense of $38 thousand for the three months ended June 30, 2021. In accordance with the terms of the promissory note, interest is added to the principal balance and is reflected in the carrying value on the condensed consolidated balance sheet.
In December 2020, the Company entered into a cooperation and development agreement with Yaskawa, pursuant to which Yaskawa agreed to provide $4.0 million over approximately three years to fund development activities related to industrial power conversion applications, with an initial focus on servo motor drive applications. Yaskawa provided payments of $1.0 million and $750 thousand of this $4.0 million commitment in December 2020 and July 2021, respectively. Accordingly, with respect to the $1.8 million payment, the Company recognized $334 thousand as revenue for the three months ended June 30, 2021. The Company also recorded $375 thousand as revenue for services rendered for the three months ended June 30, 2022. The cooperation and development agreement was subsequently amended to provide for two separate commitments of $2.5 million and $1.5 million, respectively. The $2.5 million contract was fully recognized as of June 30, 2022 and the $1.5 million contract will be recognized over 19 months until December 31, 2023. Accordingly, with respect to the $1.5 million contract, the Company recognized $172 thousand as revenue for services rendered for the three months ended June 30, 2022.

Note 8 - Commitments and Contingencies
Commitment with a Government Agency
In connection with a contract with a government agency, the Company entered into a commitment to acquire equipment and services from vendors totaling $7.4 million, all of which is reimbursable. The contract’s expiration date was March and June 2022 but such dates were subsequently extended to June and December 2022, respectively. The Company has made total purchases of $7.3 million cumulatively as of June 30, 2022, of which $7.3 million was reimbursed by the government agency as of June 30, 2022. During the three months ended June 30, 2022, the Company made purchases of $50 thousand and the remaining accounts payable to the vendors was $24 thousand as of June 30, 2022.
In September 2021, the Company was awarded a $900 thousand contract with a $500 thousand option by a government agency for delivering epiwafer technology and the expiration date of the contract is May 2023. The Company billed and received $176 thousand for the three months ended June 30, 2022.
Contingencies

During the ordinary course of business, the Company may become a party to legal proceedings incidental to its business. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Legal cost is expensed as incurred.
On April 5, 2022, Joel Newman, an alleged holder of the Company’s common stock, filed a complaint in the Delaware Court of Chancery derivatively against the Company’s directors and KKR Phorm Investors L.P. (“Phorm”). The complaint alleges that the directors and Phorm breached their fiduciary duties, and the directors committed waste, because the terms of the November 5, 2021 private placement in which Phorm participated were unfairly favorable to Phorm. The directors have the right to advancement from the Company of expenses incurred defending the claims. On May 26, 2022, defendants filed motions to dismiss the complaint and opening briefs in support of the motion. On July 11, 2022, plaintiff filed an amended complaint in response to the motions to dismiss. Defendants intend to file motions to dismiss the amended complaint and supporting briefs on August 25, 2022. The Company is unable to estimate the potential loss or range of loss, if any, associated with this lawsuit.

The Company is not aware of any material legal claims or assessments other than disclosed above. Although the results of litigation and claims are inherently unpredictable, management believes there was not at least a reasonable possibility that the Company had incurred a material loss with respect to any loss contingencies as of June 30, 2022 and through the issuance of these financial statements.

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

Note 9 - Stockholders’ Equity

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
As of June 30, 2022, 750,000,000 shares of common stock are authorized, of which 56,588,042 shares of common stock were issued and outstanding, and 5,000,000 shares of preferred stock are authorized, none of which were issued and outstanding. The Company’s Board of Directors has the ability to designate the rights, preferences and privileges for the preferred stock.
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
The Company has reserved shares of common stock for future issuance as of date presented as follows:

June 30, 2022
Equity incentive plans	9,368,072
Common stock warrants	3,323,966
Total	12,692,038

Common Stock Warrants

On August 13, 2021, we issued warrants to purchase 209,000 shares of common stock at an exercise price of $6.00 per share. On October 4, 2021, we issued warrants to purchase 650,000 shares of common stock at an exercise price of $6.00 per share. On November 5, 2021, we issued warrants to purchase 958,334 shares of common stock at an exercise price of $6.00 per share. On November 9, 2021, we issued warrants to purchase 416,667 shares of common stock at an exercise price of $6.00 per share. On December 7, 2021, we issued warrants to purchase 348,649 shares of common stock at an exercise price of $9.25 per share. On February 10, 2022, we issued warrants to purchase 20,233 shares of common stock at an exercise price of $8.48 per share. On June 2, 2022, we issued warrants to purchase 666,668 shares of common stock at an exercise price of $6.00 per share. These warrants are exercisable by paying cash or by cashless exercise for unregistered shares of common stock. The exercise price of the warrants is subject to standard antidilutive provision adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment. We have determined that these warrants related to issuance of common stock are subject to equity treatment because warrant holders have no right to demand cash settlement and there are no unusual anti-dilution rights.
On January 5, 2022, the Company issued 13,028 shares of common stock in connection with the cashless exercise of a warrant. On January 10, 2022, the Company issued 82,500 shares of common stock in connection with the exercise of a warrant at an exercise price of $3.30 per share.

The following warrants to purchase common stock were outstanding as of June 30, 2022:

Number of Shares	Exercise Price	Expiration Date
6,046	$34.74	5 years after an initial public offering of the Company
3,369	$54.41	5 years after an initial public offering of the Company
209,000	$6.00	August 13, 2024
650,000	$6.00	October 4, 2024
1,416,669	$6.00	November 5, 2024
625,000	$6.00	November 9, 2024
348,649	$9.25	December 7, 2024
20,233	$8.48	December 10, 2025
45,000	$3.30	December 23, 2025
3,323,966

Note 10 - Stock-Based Compensation
The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by our stockholders on February 11, 2020. The 2020 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to our employees and our parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, and performance shares to our employees, directors, and consultants and our parent and subsidiary corporations’ employees and consultants.
Subject to the adjustment provisions of the 2020 Plan and the automatic annual increase described below, the maximum aggregate number of shares of our common stock that may be issued under the 2020 Plan is 5,050,000 shares of our common stock, which includes (i) 2,588,077 shares initially reserved for issuance, plus (ii) any shares of our common stock subject to issued and outstanding awards under the Transphorm Technology 2007 Stock Plan or the Transphorm Technology 2015 Equity Incentive Plan that, on or after February 12, 2020, expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by us for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by us due to failure to vest, with the maximum number of shares to be added to the 2020 Plan pursuant to this clause (ii) equal to 2,461,923 shares.
Subject to the adjustment provisions of the 2020 Plan, the number of shares of common stock available for issuance under the 2020 Plan will also include an annual increase on the first day of each fiscal year beginning with our 2022 fiscal year and ending on (and including) our 2030 fiscal year, in an amount equal to the least of: (i) 5,000,000 shares of our common stock; (ii) five percent (5%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; or(iii) such number of shares of our common stock as the administrator of the 2020 Plan may determine. On April 1, 2022, 2,668,965 shares were added to the 2020 Plan pursuant to such automatic annual increase provision.
As of June 30, 2022, there were 2,864,970 stock options outstanding, 938,925 restricted stock units outstanding and 5,564,177 shares available for grant under the 2020 Plan.

Stock Options

The following table summarizes stock option activity and related information for the periods presented:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at April 1, 2022	2,879,008	$4.88	6.02	$6,747
Options granted	—	$—
Options exercised	(4,361)	$4.48
Options canceled	(9,677)	$7.80
Outstanding at June 30, 2022	2,864,970	$4.87	5.77	$113
Exercisable at June 30, 2022	2,220,641	$4.44	4.77	$108

Outstanding at April 1, 2021	2,543,125	$4.82	6.05	$—
Options granted	—	$—
Options exercised	(31,925)	$4.21
Options canceled	(48,786)	$6.85
Outstanding at June 30, 2021	2,462,414	$4.79	5.82	$720
Exercisable at June 30, 2021	2,224,780	$4.65	5.43	$690
(1) Intrinsic value represents the excess of the fair value on the last day of the period (which was $3.81 and $4.58 as of June 30, 2022 and 2021, respectively) over the exercise price, multiplied by the number of options.

Restricted Stock Units

RSUs are grants of shares of our common stock that vest in accordance with terms and conditions established by the administrator of the 2020 Plan. Subject to the provisions of the 2020 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria.

The following table summarizes RSU activity and related information for the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
April 1, 2022	954,775	$4.61
Granted	—	$—
Vested	(4,375)	$6.43
Canceled	(11,475)	$3.92
June 30, 2022	938,925	$4.82

April 1, 2021	935,397	$3.96
Granted	—	$—
Vested	(1,000)	$3.75
Canceled	(12,360)	$4.00
June 30, 2021	922,037	$3.96

Stock-Based Compensation

The accompanying condensed consolidated statement of operations and comprehensive loss includes stock-based compensation expense for the periods presented as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Cost of revenue	$39	$27
Research and development	1	127
Sales and marketing	27	36
General and administrative	516	307
Total	$583	$497
Unrecognized Stock-Based Compensation

Unrecognized stock-based compensation expense as of dates presented was as follows (in thousands, except years):

	June 30, 2022		June 30, 2021
	Unrecognized Expense	Average Expected Recognition Period (in years)	Unrecognized Expense	Average Expected Recognition Period (in years)
Stock options	$1,276	1.36	$256	3.26
Restricted stock	1,984	1.34	2,176	1.59
Total	$3,260	1.35	$2,432	1.77

Note 11 - Fair Value Measurements
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
On October 4, 2021, the promissory note of $15.6 million, consisting of an outstanding principal amount of $15.0 million plus accrued but unpaid interest of $600 thousand, was converted into an aggregate of 3,120,000 shares of common stock. See Note 7 - Debts and Note 9 - Stockholders’ Equity.

The Company recorded interest expense of $38 thousand for the three months ended June 30, 2021. Fair value of promissory note increased by $1.0 million for the three months ended June 30, 2021.

Note 12 - Related Party Transactions
During the three months ended June 30, 2022, the Company entered into the following related party transactions:

•Recorded $378 thousand in revenue, recorded $841 thousand in cost of goods sold for services, recorded $99 thousand in research and development expense, purchased $426 thousand of inventory, paid $142 thousand in consumption tax and incurred $46 thousand for employees and related benefits from the joint venture;
•Recorded $547 thousand in revenue per a cooperation and development agreement with Yaskawa; and
•Recorded $32 thousand in license fee income, recorded $38 thousand of reimbursements in license maintenance fee, recorded $182 thousand in interest expense, and sold $779 thousand of products to Nexperia. See Note 2 - Nexperia Arrangement.
As of June 30, 2022, total due from related parties was $1.9 million, consisting of $372 thousand due from the joint venture, $750 thousand accounts receivable from a stockholder and $390 thousand accounts receivable from a stockholder and noteholder of the Company. As of June 30, 2022, total accounts payable to related parties was $1.5 million to the joint venture and $58 thousand to Nexperia.
During the three months ended June 30, 2021, the Company entered into the following related party transactions:
•    Recorded $641 thousand in cost of goods sold for services, recorded $224 thousand in research and development expense and incurred $(16) thousand for employees and related benefits from the joint venture;
•    Sold $18 thousand of products to non-controlling stockholders of the Company and incurred $50 thousand of license maintenance fee from a non-controlling stockholder of the Company;
•    Recorded $334 thousand in revenue per a cooperation and development agreement with Yaskawa, and
•    Recorded $476 thousand in license fee income, recorded $38 thousand of reimbursements in license maintenance fee, recorded $166 thousand in interest expense, and sold $197 thousand of products to a stockholder and noteholder of the Company. See Note 2 - Nexperia Arrangement.

As of March 31, 2022, total due from related parties was $1.2 million, consisting of $719 thousand due from the joint venture and $515 thousand accounts receivable from a stockholder and noteholder of the Company. As of March 31, 2022, total accounts payable to related parties was $760 thousand to the joint venture and $102 thousand to Nexperia.

Note 13 - Subsequent Events
On July 1, 2022, the Company entered into an agreement to purchase two MOCVD reactors and related ancillary equipment. The purchase price of the reactors and equipment was $3.1 million and the Company expects the delivery to be completed in August 2022.

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
Since our inception we have devoted substantial resources to the research and development of GaN power devices and the protection and enhancement of our intellectual property and have incurred significant operating losses. Our net loss was $5.4 million and $7.1 million for the three months ended June 30, 2022 and 2021. As of June 30, 2022, our accumulated deficit was $184.0 million. Substantially all of our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.
Our revenue for the three months ended June 30, 2022 was $5.2 million, of which $1.4 million was from related parties. Our revenue for the three months ended June 30, 2021 was $3.2 million, of which $673 thousand was from related parties. For the three months ended June 30, 2022 and 2021, Nexperia and the U.S. government each accounted for 28.7% and 52.4% of our revenues, respectively.
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
Private Placements

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

Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2022	2021	Amount	Percentage
Revenue, net	$5,156	$3,216	$1,940	60.3%
Cost of goods sold	4,050	2,567	1,483	57.8%
Gross profit	1,106	649	457	70.4%
Operating expenses:
Research and development	1,740	1,823	(83)	(4.6)%
Sales and marketing	1,083	687	396	57.6%
General and administrative	3,317	2,743	574	20.9%
Total operating expenses	6,140	5,253	887	16.9%
Loss from operations	(5,034)	(4,604)	(430)	9.3%
Interest expense	182	204	(22)	(10.8)%
Loss in joint venture	582	1,490	(908)	(60.9)%
Changes in fair value of promissory note	—	1,024	(1,024)	(100.0)%
Other income, net	(445)	(270)	(175)	64.8%
Loss before tax expense	(5,353)	(7,052)	1,699	(24.1)%
Tax expense	—	—	—
Net loss	$(5,353)	$(7,052)	$1,699	(24.1)%
Revenue increased $1.9 million, or 60.3 percent, to $5.2 million for the three months ended June 30, 2022 from $3.2 million for the same period in 2021. The increase is due primarily to a $2.0 million increase in product revenue.

Cost of goods sold increased $1.5 million, or 57.8%, to $4.1 million for the three months ended June 30, 2022 from $2.6 million for the same period in 2021, due primarily to costs directly associated with increased sales.
Gross profit increased $457 thousand, or 70.4%, to $1.1 million for the three months ended June 30, 2022 from $649 thousand for the same period in 2021. Gross profit margin increased 1.3% to 21.5% for the three months ended June 30, 2022 from 20.2% for the same period in 2021. The increase was due primarily to an increase in sales volume.
Operating expenses increased $887 thousand, or 16.9 percent, to $6.1 million for the three months ended June 30, 2022 from $5.3 million for the same period in 2021, due primarily to a (i) $574 thousand increase in general and administrative expense and (ii) $396 thousand increase in sales and marketing expense.
Research and development expense decreased $83 thousand, or 4.6 percent, to $1.7 million for the three months ended June 30, 2022 from $1.8 million for the same period in 2021, due primarily to a (i) $234 thousand decrease in costs related to salaries and stock-based compensation expenses and (ii) $177 thousand decrease in reimbursement in research and development cost, offset primarily by a $291 thousand increase in government contract revenue for which certain expenses otherwise classified as research and development expense were instead recognized in cost of goods sold and general and administrative expense.

Sales and marketing expense increased $396 thousand, or 57.6 percent, to $1.1 million for the three months ended June 30, 2022 from $687 thousand for the same period in 2021, due primarily to a (i) $218 thousand increase in costs related to salaries and stock-based compensation expenses and (ii) $119 thousand increase in consulting expense.

General and administrative expense increased $574 thousand, or 20.9 percent, to $3.3 million for the three months ended June 30, 2022 from $2.7 million for the same period in 2021, due primarily to a (i) $369 thousand increase in costs related to salaries and stock-based compensation expenses, (ii) $113 thousand increase in legal costs and (iii) $96 thousand increase in facility costs.

Interest expense was $182 thousand for our revolving credit facility with Nexperia for the three months ended June 30, 2022. Interest expense of $204 thousand for the same period in 2021 consists of $166 thousand for our revolving credit facility with Nexperia and $38 thousand for our note payable to Yaskawa.

Loss in joint venture was $582 thousand for the three months ended June 30, 2022, compared with $1.5 million for the same period in 2021 due to reduced shares for operating AFSW.

Changes in the fair value of promissory note were no gain/loss and $1.0 million loss for the three months ended June 30, 2022 and 2021, respectively.

Other income, net of other expenses, increased $175 thousand, or 64.8 percent, to $445 thousand for the three months ended June 30, 2022 from $270.0 thousand for the same period in 2021, due primarily to recognition of a (i) $100 thousand gain on sale of equipment and (ii) $30 thousand increase in unrealized gain from currency revaluation.

Net loss decreased $1.7 million, or 24.1%, to $5.4 million for the three months ended June 30, 2022 from $7.1 million for the same period in 2021. The decrease was attributable primarily to a (i) $1.9 million increase in product revenue, (ii) $908 thousand decrease from loss in joint venture and (iii) $1.0 million positive change in fair value of promissory note, offset by a (i) $1.5 million increase in cost of goods sold, (ii) $574 thousand increase in general and administrative expense and (iii) $396 thousand increase in sales and marketing expense.

Liquidity and Capital Resources
As of June 30, 2022, we had cash and cash equivalents of $42.6 million, other current assets of $12.7 million and current liabilities of $18.9 million, resulting in working capital of $37.0 million.

Future Funding Requirements

Our ability to sustain operations is dependent mainly on our ability to successfully market and sell our products and our ability to raise capital through additional financings until we are able to achieve profitability with positive cash flows. We currently incur and historically have incurred losses from operations and expect to do so in the foreseeable future. During the three months ended June 30, 2022, we used $4.9 million of cash in operations and raised gross proceeds of $16.0 million from the sale of common stock in private placements. We believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Report. We will continue to evaluate our projected expenditures relative to our available cash and evaluate financing alternatives in order to satisfy our working capital and other cash requirements.

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

Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Three Months Ended June 30,		Change
	2022	2021
Net cash (used in) provided by:
Operating activities	$(4,913)	$(4,783)	$(130)
Investing activities	(1,401)	(2,364)	963
Financing activities	15,740	134	15,606
Increase (decrease) in cash and cash equivalents, excluding effect of foreign exchange rate changes	$9,426	$(7,013)	$16,439
Operating Activities

Net cash used in operating activities was $4.9 million and $4.8 million for the three months ended June 30, 2022 and 2021, respectively. The decrease of $130 thousand was attributable primarily to a $1.0 million positive change in fair value of promissory note and a $908 thousand decrease in loss in joint venture, offset primarily by a $1.7 million decrease in net loss.
Investing Activities
Net cash used in investing activities was $1.4 million and $2.4 million for the three months ended June 30, 2022 and 2021, respectively. The decrease of $963 thousand was attributable primarily to a $1.2 million decrease in investment in joint venture, offset by a $377 thousand increase in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $15.7 million and $134 thousand for the three months ended June 30, 2022 and 2021, respectively. The increase of $15.6 million was attributable to $15.7 million in net proceeds from the sale of our common stock in private placements for the three months ended June 30, 2022.

Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, except for the adoption of ASU 2016-02, Leases (Topic 842) as noted below.

Accounting Standard Adopted
Effective April 1, 2022, the Company adopted ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability on their balance sheet for all leases, including operating leases, with a term of greater than 12 months. In July 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-11, which adds a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. Under this transition option, comparative reporting would not be required, and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. The Company elected to use the optional transition method provided by ASU 2018-11. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward its ASC 840 assessment regarding definition of a lease, lease classification, and initial direct costs. The following practical expedients were applied implementing this standard.

•We did not reassess whether any expired or existing contracts are, or contain, leases. Additionally, we did not reassess for lease classifications of expired or existing leases, or initial direct costs for any existing leases.
•We elected the short-term lease exception, which allows us to account for leases with a lease term of twelve months or less similar to existing operating leases. The cost of these leases is disclosed, but is not recognized in the ROU asset and lease liability balances. Consistent with ASC 842 requirements, leases that are one month or less are not included in the disclosures.
Operating lease ROU assets represent the Company’s right to use the underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using incremental borrowing rate at the lease commencement date. The Company chose the practical expedients and reviewed the lease and non-lease components for any impairment or otherwise, subsequently determining that no cumulative-effect adjustment to equity was necessary as part of implementing the modified retrospective approach for its adoption of ASC 842. Operating lease expense, which is comprised of amortization of the ROU asset and the interest accreted on the lease liability, is recognized on a straight-line basis over the lease term and is recorded in lease expense in the condensed consolidated statements of income.
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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, management, including our chief executive officer and our chief financial officer, concluded that as of June 30, 2022, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, our current staffing resources in our finance department are insufficient to support the complexity of our financial reporting requirements. We currently do not have adequate staff members with technical accounting knowledge and financial reporting experience and we have had an inadequate level of precision, evidence or timeliness in the performance of review controls as it relates to inventory, joint venture accounting, accrual of expenses, revenue and financial reporting.

Management has initiated the corrective actions and procedures to remediate the identified material weakness and anticipate that these initiatives will be fully implemented by September 30, 2022.
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

On April 5, 2022, Joel Newman, an alleged holder of our common stock, filed a complaint in the Delaware Court of Chancery derivatively against our directors and KKR Phorm Investors L.P. (“Phorm”). The complaint alleges that the directors and Phorm breached their fiduciary duties, and the directors committed waste, because the terms of the November 5, 2021 private placement in which Phorm participated were unfairly favorable to Phorm. The directors have the right to advancement from us of expenses incurred defending the claims. On May 26, 2022, defendants filed motions to dismiss the complaint and opening briefs in support of the motions. On July 11, 2022, plaintiff filed an amended complaint in response to the motions to dismiss. Defendants intend to file motions to dismiss the amended complaint and supporting briefs on August 25, 2022. The Company is unable to estimate the potential loss or range of loss, if any, associated with this lawsuit.

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
Since our inception in 2007, we have generated minimal revenue and substantial net losses as we have devoted our resources to the development of our technology, and our business model has not been proven. As of June 30, 2022, we had an accumulated deficit of $184.0 million. For the three months ended June 30, 2022 and 2021, our net loss was $5.4 million and $7.1 million, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in our infrastructure and research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses. Our revenue growth may be slower than anticipated or our revenue may decline for a number of other reasons, including slower growth of, or reduced demand for, GaN power management solutions, increased competition, or any failure to capitalize on growth opportunities. If we are unable to generate sufficient revenue, we may never become profitable or be able to maintain any future profitability. If this were to occur, our stockholders could lose all or part of their investment.
We expect we will need to raise additional capital in the future to support our business, and this capital may be unavailable on attractive terms, if at all, and could dilute your investment.

We currently incur and historically have incurred losses from operations and expect to do so in the foreseeable future. We have sustained recurring losses and negative cash flows from operations which previously raised substantial doubt about our ability to continue as a going concern. During the three months ended June 30, 2022, we raised gross proceeds of $16.0 million from selling shares of our common stock in a private placement. As of June 30, 2022, we had $42.6 million in cash and cash equivalents. While we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans for at least the next twelve months, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. Our future ability to continue as a going concern will depend on us being able to raise significant additional capital to fund our operations and achieve our business objectives, as we do not expect to achieve profitability in the short-term.

We have outstanding a $12.0 million revolving loan with Nexperia that bears 6% annual interest and matures on the earlier of April 4, 2023 and the occurrence of specified change of control events. We are also party to a joint venture agreement with a third party for the ownership and operations of GaNovation, which wholly owns AFSW, a wafer fabrication facility located in Aizu Wakamatsu, Japan. While we had a direct ownership interest in AFSW of 49% prior to August 2021, we now have an indirect ownership interest in AFSW of 25% through our ownership of GaNovation. For as long as we have had an ownership interest in AFSW, it has operated at a loss. Our share of the operating losses incurred by GaNovation over the three months ended June 30, 2022 was $582 thousand. Our share of the operating losses incurred by AFSW over the three months ended June 30, 2021 was $1.5 million. The ongoing COVID-19 pandemic may negatively impact or slow down any efforts by us to secure additional business for AFSW, which would continue to negatively affect our cash flow.

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
We are a development stage company with 108 employees as of June 30, 2022 and are subject to the strains of ongoing development and growth, which has placed significant demands on our management and our operational and financial infrastructure. To manage any growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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
As of August 8, 2022, KKR Phorm Investors L.P. (“Phorm”) beneficially owned approximately 40.4% of our outstanding common stock, and our executive officers and directors, together with holders of ten percent or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 42.2% of our outstanding common stock. As a result, these stockholders, acting together, or Phorm individually, have the ability to significantly impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together or Phorm individually, have the ability to significantly impact the management and affairs of our company. Pursuant to the terms of a stockholders agreement with Phorm (the “Phorm Stockholders Agreement”), Phorm has the right to nominate (i) a majority of the board so long as it beneficially owns at least 40% of our then-outstanding shares of common stock, (ii) 33% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 20% but less than 40% of our then-outstanding shares of common stock, and (iii) 10% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 10% but less than 20% of our then-outstanding shares of common stock. Further, pursuant to the Phorm Stockholders Agreement, so long as Phorm beneficially owns 20% or more of the outstanding shares of our common stock, we will take all necessary action to cause a director nominated by Phorm to serve as chair of our board of directors.

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
Pursuant to registration statements that were declared effective by the SEC on June 19, 2020, January 27, 2021, December 1, 2021, December 27, 2021 and July 13, 2022 (collectively, the “Resale Registration Statements”), we registered shares of our common stock for resale by the stockholders named therein. Pursuant to the registration rights agreements we entered into with certain holders of our securities, subject to certain exceptions, if (i) the Resale Registration Statements cease to remain continuously effective or such holders are otherwise not permitted to utilize the Resale Registration Statements to resell their registrable securities for a period of more than 15 consecutive trading days, or (ii) trading of our common stock is suspended or halted for more than three full, consecutive trading days, we may be subject to certain liquidated damages up to a maximum amount equal to the aggregate purchase price paid by the holders for their registrable securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable

Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Report	Form	Exhibit No.	Filing Date	SEC File No.
4.1	Form of Warrant to Purchase Shares of Common Stock, issued June 2, 2022		8-K	4.1	November 9, 2021	001-41295
10.1	Form of First Amendment to Securities Purchase Agreement, dated May 16, 2022		8-K	10.1	May 17, 2022	001-41295
10.2†	Manufacturing and Supply Agreement, dated as of June 21, 2022, by and between Transphorm, Inc. and GlobalWafers Co., Ltd.		8-K	10.1	June 27, 2022	001-41295
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

† Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transphorm, Inc.

Date:	August 15, 2022	By:	/s/ Mario Rivas
Mario Rivas
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Cameron McAulay
Cameron McAulay
Chief Financial Officer
(Principal Financial and Accounting Officer)