Form 10-Q
period 2022-09-30
Transphorm, Inc.
filed 2022-11-14
CIK 1715768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 7, 2022, 56,642,715 shares of the registrant’s common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Transphorm, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share and per share data)

	September 30, 2022 (unaudited)	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$33,496	$33,435
Restricted cash	500	500
Accounts receivable, net, including related parties	1,617	2,558
Inventory	8,966	6,330
Prepaid expenses and other current assets	2,068	1,971
Total current assets	46,647	44,794
Property and equipment, net	5,328	1,649
Operating lease right-of-use assets	3,312	—
Goodwill	996	1,180
Intangible assets, net	469	617
Investment in joint venture	414	143
Other assets	784	263
Total assets	$57,950	$48,646

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,492	$3,588
Deferred revenue	263	346
Accrued interest	184	180
Accrued payroll and benefits	1,331	1,171
Operating lease liabilities	532	—
Revolving credit facility	12,000	—
Total current liabilities	18,802	5,285
Revolving credit facility, net of current portion	—	12,000
Operating lease liabilities, net of current portion	2,803	—
Total liabilities	21,605	17,285
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; 750,000,000 shares authorized as of September 30, 2022 and March 31, 2022, and 56,626,340 and 53,379,307 shares issued and outstanding as of September 30, 2022 and March 31, 2022, respectively	6	5
Additional paid-in capital	228,178	211,190
Accumulated deficit	(189,986)	(178,638)
Accumulated other comprehensive loss	(1,853)	(1,196)
Total stockholders’ equity	36,345	31,361
Total liabilities and stockholders’ equity	$57,950	$48,646
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenue, net, including related parties (Note 13)	$3,670	$11,303	$8,826	$14,519
Cost of goods sold	3,232	2,239	7,282	4,806
Gross profit	438	9,064	1,544	9,713
Operating expenses:
Research and development	1,830	1,591	3,570	3,414
Sales and marketing	1,066	825	2,149	1,512
General and administrative	3,044	2,714	6,361	5,457
Total operating expenses	5,940	5,130	12,080	10,383
(Loss) income from operations	(5,502)	3,934	(10,536)	(670)
Interest expense	184	220	366	424
Loss in joint venture	684	1,092	1,266	2,582
Changes in fair value of promissory note	—	(1,629)	—	(605)
Other income, net	(375)	(1,729)	(820)	(1,999)
(Loss) income before tax expense	(5,995)	5,980	(11,348)	(1,072)
Tax expense	—	—	—	—
Net (loss) income	$(5,995)	$5,980	$(11,348)	$(1,072)
Net (loss) income per share - basic	$(0.10)	$0.15	$(0.20)	$(0.03)
Net (loss) income per share - diluted	$(0.10)	$0.14	$(0.20)	$(0.03)
Weighted average common shares outstanding - basic	56,619,662	41,196,139	55,518,297	40,918,203
Weighted average common shares outstanding - diluted	56,619,662	41,847,103	55,518,297	40,918,203
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)
(in thousands)

	Three Month Ended September 30,		Six Month Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(5,995)	$5,980	$(11,348)	$(1,072)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(264)	(34)	(657)	(61)
Other comprehensive loss, net of tax	(264)	(34)	(657)	(61)
Comprehensive (loss) income	$(6,259)	$5,946	$(12,005)	$(1,133)
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)
For the Three Months Ended September 30, 2022 and 2021
(in thousands except share data)

	Common Stock				Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
Balance at July 1, 2022	56,588,042	$6	$227,512	$(183,991)	$(1,589)	$41,938
Stock options exercised	9,061	—	36	—	—	36
Restricted stock units vested	30,805	—		—	—	—
Restricted stock units surrendered due to net share settlement to satisfy employee tax liability	(1,568)	—	(6)	—	—	(6)
Stock-based compensation	—	—	636	—	—	636
Other comprehensive loss	—	—	—	—	(264)	(264)
Net loss	—	—	—	(5,995)	—	(5,995)
Balance at September 30, 2022	56,626,340	$6	$228,178	$(189,986)	$(1,853)	$36,345

Balance at July 1, 2021	40,662,020	$4	$145,332	$(175,455)	$(884)	$(31,003)
Restricted stock units vested	2,000	—	—	—	—	—
Issuance of common stock (Note 10)	1,000,000	—	5,000	—	—	5,000
Stock-based compensation	—	—	511	—	—	511
Other comprehensive loss	—	—	—	—	(34)	(34)
Net income	—	—	—	5,980	—	5,980
Balance at September 30, 2021	41,664,020	$4	$150,843	$(169,475)	$(918)	$(19,546)
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)
For the Six Months Ended September 30, 2022 and 2021
(in thousands except share data)

	Common Stock				Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
Balance at April 1, 2022	53,379,307	$5	$211,190	$(178,638)	$(1,196)	$31,361
Stock options exercised	13,422	—	56	—	—	56
Restricted stock units vested	35,180	—	—	—	—	—
Restricted stock units surrendered due to net share settlement to satisfy employee tax liability	(1,568)	—	(6)	—	—	(6)
Issuance of common stock (Note 10)	3,199,999	1	15,719	—	—	15,720
Stock-based compensation	—	—	1,219	—	—	1,219
Other comprehensive loss	—	—	—	—	(657)	(657)
Net loss	—	—	—	(11,348)	—	(11,348)
Balance at September 30, 2022	56,626,340	$6	$228,178	$(189,986)	$(1,853)	$36,345

Balance at April 1, 2021	40,531,996	$4	$144,201	$(168,403)	$(857)	$(25,055)
Stock options exercised	31,925	—	134	—	—	134
Restricted stock units vested	3,000	—	—	—	—	—
Issuance of common stock (Note 10)	1,097,099	—	5,500	—	—	5,500
Stock-based compensation	—	—	1,008	—	—	1,008
Other comprehensive loss	—	—	—	—	(61)	(61)
Net loss	—	—	—	(1,072)	—	(1,072)
Balance at September 30, 2021	41,664,020	$4	$150,843	$(169,475)	$(918)	$(19,546)
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Month Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,348)	$(1,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory write-off	56	194
Depreciation and amortization	465	405
Amortization of operating lease right-of-use assets	286	—
Perpetual licensing revenue from a related party	—	(8,000)
Stock-based compensation	1,219	1,008
Interest cost	4	108
Gain on sale of equipment	(110)	—
Loss in joint venture	1,266	1,127
Changes in fair value of promissory note	—	(605)
Changes in operating assets and liabilities:
Accounts receivable	941	33
Inventory	(2,692)	(2,745)
Prepaid expenses and other current assets	(97)	124
Other assets	(521)	15
Accounts payable and accrued expenses	904	657
Deferred revenue	(83)	102
Accrued payroll and benefits	160	37
Operating lease liabilities	(263)	—
Net cash used in operating activities	(9,813)	(8,612)
Cash flows from investing activities:
Purchases of property and equipment	(4,026)	(409)
Proceeds from sale of equipment	110	—
Investment in joint venture	(1,537)	(3,081)
Net cash used in investing activities	(5,453)	(3,490)
Cash flows from financing activities:
Proceeds from stock option exercise	56	134
Proceeds from issuance of common stock	16,000	5,000
Cost associated with issuance of common stock	(280)	—
Payment for taxes related to net share settlement of restricted stock units	(6)	—
Net cash provided by financing activities	15,770	5,134
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(443)	(44)
Net increase (decrease) in cash, cash equivalents and restricted cash	61	(7,012)
Cash, cash equivalents and restricted cash at beginning of period	33,435	9,500
Cash and cash equivalents at end of period	33,496	1,988
Restricted cash at end of period	500	500
Cash, cash equivalents and restricted cash at end of period	$33,996	$2,488

Supplemental disclosures of cash flow information:
Interest expense paid	$362	$316
Supplemental non-cash investing activity:
Equipment purchases	$—	$250
Supplemental non-cash financing activity:
Issuance of shares in connection with a service contract	$—	$500
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$3,598	$—
Development loan reduction related to perpetual licensing revenue	$—	$8,000
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Notes to Consolidated Financial Statements

Note 1 - Business and Basis of Presentation
Transphorm, Inc. (“Parent”) develops gallium nitride (“GaN”) semiconductor components used in power conversion and is headquartered in Goleta, California. Parent’s wholly owned-subsidiary, Transphorm Technology, Inc. (“Transphorm Technology”), was incorporated in the State of Delaware on February 22, 2007. Throughout these notes, “the Company,” “Transphorm,” “we,” “us” and “our” refer to Parent and its direct and indirect wholly-owned subsidiaries. Transphorm Technology and its subsidiaries hold all material assets and conduct all business activities and operations of the Company. Transphorm Technology’s activities to date have been primarily performing research and development, establishing manufacturing infrastructure, market sampling, product launch, hiring personnel, and raising capital to support and expand these activities. Transphorm Japan, Inc. was established in Japan in February 2014 to secure Transphorm’s production capacity and establish a direct presence in Asian markets. Transphorm Aizu, Inc. was established in Japan to manage the financial transactions around Aizu Fujitsu Semiconductor Wafer Solution Limited, Transphorm’s non-controlling joint venture wafer fabrication facility located in Aizu Wakamatsu, Japan (“Aizu”). Transphorm Japan Epi, Inc. was established in Japan in 2019 to enable the operational capacity of the MOCVD reactors held in Aizu.

Liquidity and Capital Resources
The Company’s ability to sustain operations is dependent mainly on its ability to successfully market and sell its products and its ability to raise capital through additional financings until it is able to achieve profitability with positive cash flows. The Company currently incurs and historically has incurred losses from operations and expects to do so in the foreseeable future. During the six months ended September 30, 2022, the Company used $9.8 million of cash in operations. Although the Company expects to continue to incur losses and sustain negative cash flows from operating activities, during the year ended March 31, 2022 and six months ended September 30, 2022, the Company raised gross proceeds of $50.0 million and $16.0 million, respectively, from private placements. Consequently, the Company has sufficient resources to fund its operations for the next twelve months from the date of this filing. The Company may need to continue to raise additional capital to finance its losses and negative cash flows from operations beyond the next twelve months and may continue to be dependent on additional capital raises.

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended September 30, 2022, but are not necessarily indicative of the results that will be reported for the entire fiscal year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted. The aforementioned unaudited condensed consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022. The consolidated balance sheet as of March 31, 2022 is derived from those audited financial statements.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
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
On May 18, 2021, Amendment No. 6 to the LSA was executed to (1) extend the maturity date for the revolving loan to the earlier of April 4, 2023 and the occurrence of specified change of control events, (2) add Parent as a guarantor of Transphorm Technology’s obligations under the LSA, and (3) convert $2 million of term loans into a revolving loan with the same terms and conditions as the existing revolving loan. See Note 8 - Debts.
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
Option Agreement
The option agreement, entered into on May 18, 2021, establishes the parameters pursuant to which Nexperia, in certain limited instances, is permitted to exercise an option (the “Option”) to acquire Transphorm Japan Epi, Inc. (“TJE”), a Japanese subsidiary of the Company through which the Company is engaged in the development, manufacturing and sales of GaN-based epitaxial wafer products. In general, the Option is exercisable upon (1) certain acquisitions of securities or assets of the Company or its subsidiaries by a Competitor (as defined in the option agreement) that results in the Company, directly or indirectly, owning less than a majority of TJE, which acquisition is followed by any material breach (that is not cured within a specified time period) by the Company or a subsidiary of its obligations with respect to epiwafer supply to Nexperia under the Supply Agreement, or (2) the unilateral termination by the Company of the Supply Agreement. The option agreement also establishes the material terms, including price and timing, for the exercise of the Option by Nexperia. The Option terminates (1) if the Option is not exercised by Nexperia prior to the date on which the option agreement terminates, or (2) on the first to occur of (a) the termination of the option agreement upon written agreement of the parties, (b) the mutual termination or expiration of the Supply Agreement, or (c) the first to occur of (i) two years following the date on which the Company notifies Nexperia of epiwafer qualification of a second source and (ii) April 1, 2028.
In connection with the option agreement, the Company has also amended and restated its existing intracompany license agreement with TJE to clarify Nexperia’s rights upon exercise of the Option.

Note 3 - Revenue Recognition
The Company derives its revenues primarily through the sale and delivery of promised goods and services to distributors and end-users in various sectors such as, but not limited to, the gaming, industrial, IT, and consumer products industries. The Company disaggregates revenue based on the following contract types:

•Commercial Product and Service contracts including sales of high-powered GaN-based products manufactured utilizing the Company’s proprietary and patented epiwafer technology and wafer fabrication and other assembly processes, sales of GaN epiwafers for the radio frequency (“RF”) and power markets, as well as enabling EPI wafer growth services and products to our strategic partners.
•Government contracts for research and development related services and activities.
•Licensing contracts including sales of licenses to use such patented proprietary technology.
The Company follows a five-step approach for recognizing revenue, consisting of the following: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when, or as, the entity satisfies a performance obligation. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company does not have any significant financing components associated with its revenue contracts, as payment is received at or shortly after the point of sale.
Commercial Product and Service contracts
Performance obligations are satisfied, and revenue is recognized when control of a good or service promised in a contract is transferred to a customer using relative standalone selling prices. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service at a point in time, and in an amount that reflects the consideration it expects to be entitled to, in exchange for those products or services. The majority of the Company's revenue under commercial product and service contracts is derived from product sales.

Revenue is recognized over-time if the customer receives the benefits as the Company performs work, if the customer controls the asset as it is being produced (continuous transfer of control), or if the product being produced for the customer has no alternative use and we have a contractual right to payment for performance to date. The Company recognizes revenue ratably over-time under the cooperation and development agreement with Yaskawa Electric Corporation (“Yaskawa”).
Sales of products or services typically do not include more than one performance obligation.

A portion of the Company’s products are sold through distributors. Distributors stock inventory and sell the Company’s products to their own customer base. The Company recognizes revenue upon shipment of its products to its distributors.
Master supply or distributor agreements are in place with many of the Company's customers and contain terms and conditions including, but not limited to, payment, delivery, incentives and warranty. These agreements sometimes require minimum purchase commitments. If a master supply, distributor or other similar agreement is not in place with a customer, the Company considers a purchase order, which is governed by the Company’s standard terms and conditions, to be the contract governing the relationship with that customer.
Pricing terms are negotiated independently on a stand-alone basis. Revenue is measured based on the amount of net consideration to which the Company expects to be entitled to receive in exchange for products or services.
Government contracts
Government contract revenues are principally generated under research and development contracts with agencies of the U.S. government. Performance obligations under government contracts are satisfied over-time as customer receives the benefits as the Company performs work, the customer controls the asset as it is being produced (continuous transfer of control), and the Company has a contractual right to payment for performance to date.
Licensing contracts
From time to time, the Company may enter into licensing arrangements related to its intellectual property. Revenue from licensing arrangements is recognized when earned and estimable. The timing of revenue recognition is dependent on the terms of each license agreement. Generally, the Company will recognize non-refundable upfront licensing fees related to patent licenses immediately upon receipt of the funds if the Company has no significant future obligations to perform under the arrangement.
In the case that the arrangement gives rise to variable consideration in the form of milestone and royalty payments, the Company evaluates the royalties to determine if they qualify for the sales and usage-based royalty exception. In the case of the Company’s royalty arrangement with Nexperia, the Company determined the royalties qualify for the sales and usage-based royalty exception, as the license of intellectual property is the predominant item to which the royalty relates and are recognized upon the subsequent sale occurring. The variable amounts are recognized at the net consideration the Company expects to receive upon satisfaction of contractually agreed upon development targets and sales volumes.
Disaggregation of Revenue from Contracts with Customers
Revenue disaggregated by contract type is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Commercial product and service	$3,163	$2,300	$7,596	$4,504
Government	507	1,003	1,230	2,015
Licensing	—	8,000	—	8,000
Revenue, net	$3,670	$11,303	$8,826	$14,519

The Company recognized service revenue under commercial product and service contracts of $0.4 million and $1.1 million for the three and six months ended September 30, 2022, respectively, and $0.5 million and $1.4 million for the three and six months ended September 30, 2021, respectively.

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
Significant customers are those that represent 10% or more of revenue or accounts receivable.
Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Customer A	*	73.9%	10.4%	62.2%
Customer B	11.2%	*	12.3%	13.9%
Customer C	30.4%	*	32.7%	*
Customer D	29.8%	*	16.7%	*
* Less than 10% of total
Accounts receivable, by percentage, from individual customers representing 10% or more of accounts receivable are set forth in the following table:

	As of
	September 30, 2022	March 31, 2022
Customer A	*	20.1%
Customer B	*	19.4%
Customer C	21.4%	38.8%
Customer D	38.5%	*
Customer E	10.4%	*
* Less than 10% of total
Customers A and E are related parties and Customer B is a government agency. JCP Capital Management, LLC Limited is a majority stockholder of Customer C. Customer D is GaNovation. See Note 6 - Investment in Joint Venture and Note 13 - Related Party Transactions.

Note 5 - Inventory
Inventory consists of the following as of the dates presented (in thousands):

	September 30, 2022	March 31, 2022
Raw materials	$4,074	$2,412
Work in process	2,164	1,865
Sub-assembly	1,961	1,677
Finished goods	767	376
Total	$8,966	$6,330
The Company recorded inventory write-off of $19 thousand and $60 thousand for the three months ended September 30, 2022 and 2021, respectively. The Company recorded inventory write-off of $56 thousand and $194 thousand for the six months ended September 30, 2022 and 2021, respectively.

Note 6 - Investment in Joint Venture
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

On April 1, 2020, FSL exercised its put option under the JVA and notified the Company that FSL intended to exit the joint venture by selling its 51% interest in AFSW to the Company. In December 2020, the Company entered into a joint venture agreement with JCP Capital Management, LLC Limited (“JCP”) (controlling party with 75% ownership) to create GaNovation, a joint venture company in Singapore, to engage in the business of distribution, development and supply of GaN products and, upon approval of the regulatory authorities in Japan, to purchase FSL’s and Transphorm’s interests in AFSW. In July 2021, regulatory authorities in Japan approved GaNovation’s purchase of 100% of the interests in AFSW from Transphorm and FSL. On July 20, 2021, Transphorm Aizu entered into a Share Purchase Agreement (the “Purchase Agreement”) with GaNovation, pursuant to which GaNovation agreed to acquire Transphorm’s 49% interest in AFSW from Transphorm Aizu for 1 Japanese Yen. The closing of the Purchase Agreement occurred on August 1, 2021. Following the closing of the Purchase Agreement and other concurrent transactions between GaNovation and FSL, GaNovation owns 100% of AFSW and Transphorm now holds a 25% interest in GaNovation.

GaNovation (through AFSW) manufactures semiconductor products exclusively for its owners under manufacturing agreements at prices estimated to cover the cost of production. GaNovation was determined to be a variable interest entity as the equity at risk was not believed to be sufficient. GaNovation depends on its owners for any additional cash. The Company extended $1.5 million to GaNovation to fund operations of GaNovation for the six months ended September 30, 2022 and $3.1 million to GaNovation and AFSW to fund operations of GaNovation and AFSW for the six months ended September 30, 2021. The Company’s known maximum exposure to loss approximated the carrying value of its investment balance, which included the financing. Potential future losses could be higher than the carrying amount of the Company’s investment, as the Company is liable for other future operating costs or obligations of GaNovation. In addition, because Transphorm is currently committed to purchasing GaN wafers and production-related services from AFSW at pre-agreed pricing based upon the Company’s second generation products, the Company may be required to purchase products at a higher cost for its newer generation products. Investment in GaNovation was $414 thousand and $143 thousand as of September 30, 2022 and March 31, 2022, respectively.

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

The Company’s investment activities in GaNovation and AFSW for the periods presented are summarized below (in thousands):

AFSW (Joint Venture Between the Company and FSL)
April 1, 2021	$(1,866)
Investment	2,490
Loss	(2,078)
Gain	1,455
Effect of exchange rate change	(1)
July 31, 2021	$—

GaNovation (Joint Venture Between the Company and JCP)
August 1, 2021	$—
Investment	2,036
Loss	(1,893)
March 31, 2022	143
Investment	1,537
Loss	(1,266)
September 30, 2022	$414

     Summarized unaudited financial information of GaNovation and AFSW for the periods indicated are as follows (in thousands):

			GaNovation
			September 30, 2022	March 31, 2022
Current assets			$2,370	$4,259
Long-term assets			4,994	3,690
Due from Transphorm			160	—
Other current liabilities			5,015	3,799
Due to controlling owner			12	(1)
Net surplus			2,497	4,151

	GaNovation	GaNovation (1) / AFSW	GaNovation	GaNovation (1) / AFSW
	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
Sales	$3,211	$2,265	$6,032	$3,695
Gross loss	(2,211)	(2,357)	(4,248)	(4,756)
Net loss	(2,703)	(3,196)	(5,154)	(6,237)

(1) Includes sales of $1.5 million, gross loss of $(1.6) million and net loss of $(2.0) million for GaNovation for August and September of 2021.

Note 7 - Leases
On April 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842), using the optional transition method permitted by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. See Note 1 - Business and Basis of Presentation.
The Company’s operating leases are real estate leases which are comprised of our headquarters and offices in the United States and internationally with remaining lease terms ranging from 1 to 8 years as of September 30, 2022. Certain lease arrangements contain extension options and, as these extension options are generally considered reasonably certain of exercise, they are included in the lease term. As most of the Company’s leases do not provide an explicit rate, the Company utilizes a 6.0% discount rate (based on the rate provided for under the LSA with Nexperia) at the commencement date to calculate the present value of lease payments.
In determining whether a contract contains a lease, the Company assesses whether an arrangement includes a lease at contract inception. Operating lease ROU assets and liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. The opening balances for operating lease ROU assets and lease liabilities were $3.5 million and $3.5 million as of the adoption date of April 1, 2022. The outstanding balances of ROU assets and lease liabilities were $3.3 million and $3.3 million, respectively, as of September 30, 2022. The Company did not have any finance leases at September 30, 2022.

The following table presents the Company’s ROU assets and lease liabilities for the period indicated (in thousands):

September 30, 2022
Operating lease ROU assets	$3,312

Operating lease liabilities	$532
Operating lease liabilities, net of current portion	2,803
Total operating lease liability	$3,335
Weighted average remaining lease terms for the Company’s operating leases were 6.4 years and the weighted average discount rate for the Company's operating leases was 6.0 percent as of September 30, 2022. Operating lease expense and short-term lease expense were $188 thousand and $55 thousand, respectively, for the three months ended September 30, 2022 and $373 thousand and $127 thousand, respectively, for the six months ended September 30, 2022. Cash paid, and included in cash flows from operating activities, for amounts included in the measurement of the lease liability for the Company's operating leases was $178 thousand and $349 thousand for the three and six months ended September 30, 2022.

The following table presents the Company's remaining lease liabilities by maturity for the periods indicated (in thousands):

Years Ending March 31,
2023	$358
2024	710
2025	674
2026	659
2027	616
Thereafter	984
Lease payments	4,001
Less: interest	(666)
Present value of lease liability	$3,335

Note 8 - Debts
Development Loans
As of March 31, 2021, the Company had $10.0 million of development loans outstanding under the LSA. On May 18, 2021, $2.0 million of development loans was converted into a revolving loan with the same terms and conditions as the existing revolving loan described below, leaving $8.0 million of development loans with a maturity date of June 30, 2021. On June 30, 2021, the maturity of the development loans was extended to July 16, 2021. On July 16, 2021, the $8.0 million of development loans was satisfied in full when the Company transferred its Gen-5 and 900V technology developments to Nexperia. See Note 2 - Nexperia Arrangement.
Revolving Credit Facility

As of March 31, 2021, the Company had a $10.0 million revolving loan outstanding under the LSA. On May 18, 2021, $2.0 million of development loans was converted into a revolving loan, increasing the aggregate principal amount of revolving loans to $12.0 million. The revolving loans mature on the earlier of April 4, 2023 and the occurrence of specified change of control events. See Note 2 - Nexperia Arrangement.
The revolving loans are recorded based on principal in the amount of $12.0 million and accrued interest (6% interest per annum). The Company recorded interest expense of $184 thousand for each of the three months ended September 30, 2022 and 2021, and $366 thousand and $350 thousand for the six months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, the scheduled maturity, including accrued interest, of the Company’s borrowings under the revolving credit facility were as follows (in thousands):

Year Ending March 31,
2023	$184
2024	12,000
Total	$12,184

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
Pursuant to ASC 825-10-15-4, the Company elected to apply the fair value option for the promissory note and fair value of promissory note increased $1.6 million for the three months ended September 30, 2021. In connection with its promissory note obligation, the Company recorded interest expense of $36 thousand and $74 thousand for the three and six months ended September 30, 2021, respectively. In accordance with the terms of the promissory note, interest is added to the principal balance and is reflected in the carrying value on the condensed consolidated balance sheet.
In December 2020, the Company entered into a cooperation and development agreement with Yaskawa, pursuant to which Yaskawa agreed to provide $4.0 million over approximately three years to fund development activities related to industrial power conversion applications, with an initial focus on servo motor drive applications. Yaskawa provided payments of $1.0 million and $750 thousand of this $4.0 million commitment in December 2020 and July 2021, respectively. Accordingly, with respect to the $1.8 million payment, the Company recognized $334 thousand and $375 thousand as revenue for the three months ended June 30, 2021 and September 30, 2021, respectively. The Company also recorded $375 thousand as revenue for services rendered for the three months ended June 30, 2022. The cooperation and development agreement was subsequently amended to provide for two separate commitments of $2.5 million and $1.5 million, respectively. The $2.5 million contract was fully recognized as of June 30, 2022 and the $1.5 million contract will be recognized over 19 months until December 31, 2023. Accordingly, with respect to the $1.5 million contract, the Company recognized $172 thousand and $223 thousand as revenue for services rendered for the three months ended June 30, 2022 and September 30, 2022, respectively.

Note 9 - Commitments and Contingencies
Commitment with a Government Agency
In connection with a contract with a government agency, the Company entered into commitments to acquire equipment and services from vendors totaling $7.4 million, all of which is reimbursable. The contract’s optional expiration dates were March and June 2022 but such dates were subsequently extended to June and December 2022, respectively. The Company made total purchases of $7.3 million as of September 30, 2022, of which $7.3 million was reimbursed by the government agency as of September 30, 2022. During the six months ended September 30, 2022, the Company made purchases of $50 thousand and there was no accounts payable to the vendors as of September 30, 2022.
In September 2021, the Company was awarded a $900 thousand contract with a $500 thousand option by a government agency for delivering epiwafer technology and the expiration date of the contract is May 2023. During the six months ended September 30, 2022, the Company billed and received $327 thousand related to such contract.

Contingencies

During the ordinary course of business, the Company may become a party to legal proceedings incidental to its business. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Legal cost is expensed as incurred.
On April 5, 2022, Joel Newman, an alleged holder of the Company’s common stock, filed a complaint in the Delaware Court of Chancery derivatively against the Company’s directors and KKR Phorm Investors L.P. (“Phorm”). The complaint alleges that the directors and Phorm breached their fiduciary duties, and the directors committed waste, because the terms of the November 5, 2021 private placement in which Phorm participated were unfairly favorable to Phorm. The directors have the right to advancement from the Company of expenses incurred defending the claims. On July 11, 2022, plaintiff filed an amended complaint. On August 25, 2022, defendants filed motions to dismiss the amended complaint and supporting briefs. The parties are currently briefing the motions to dismiss. The Company is unable to estimate the potential loss or range of loss, if any, associated with this lawsuit.

The Company is not aware of any material legal claims or assessments other than disclosed above. Although the results of litigation and claims are inherently unpredictable, management believes there was not at least a reasonable possibility that the Company had incurred a material loss with respect to any loss contingencies as of September 30, 2022 and through the issuance of these financial statements.
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

Note 10 - Stockholders’ Equity

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
In July 2022, the Company withheld 1,568 shares of common stock upon the vesting of restricted stock units to satisfy employee withholding tax obligations.
As of September 30, 2022, 750,000,000 shares of common stock are authorized, of which 56,626,340 shares of common stock were issued and outstanding, and 5,000,000 shares of preferred stock are authorized, none of which were issued and outstanding. The Company’s Board of Directors has the ability to designate the rights, preferences and privileges for the preferred stock.
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
The Company has reserved shares of common stock for future issuance as of date presented as follows:

September 30, 2022
Equity incentive plans	9,328,206
Common stock warrants	3,323,966
Total	12,652,172

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

The following warrants to purchase common stock were outstanding as of September 30, 2022:

Number of Shares	Exercise Price	Expiration Date
209,000	$6.00	August 13, 2024
650,000	6.00	October 4, 2024
1,416,669	6.00	November 5, 2024
625,000	6.00	November 9, 2024
348,649	9.25	December 7, 2024
20,233	8.48	December 10, 2025
45,000	3.30	December 23, 2025
6,046	34.74	5 years after an initial public offering of the Company
3,369	54.41	5 years after an initial public offering of the Company
3,323,966

Note 11 - Stock-Based Compensation
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
Subject to the adjustment provisions of the 2020 Plan, the number of shares of common stock available for issuance under the 2020 Plan will also include an annual increase on the first day of each fiscal year beginning with our 2022 fiscal year and ending on (and including) our 2030 fiscal year, in an amount equal to the least of: (i) 5,000,000 shares of our common stock; (ii) five percent (5%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; or (iii) such number of shares of our common stock as the administrator of the 2020 Plan may determine. On April 1, 2022, 2,668,965 shares were added to the 2020 Plan pursuant to such automatic annual increase provision.
As of September 30, 2022, there were 3,045,662 stock options outstanding, 1,027,754 restricted stock units outstanding and 5,254,790 shares available for grant under the 2020 Plan.

Stock Options

The following table summarizes stock option activity and related information for the periods presented:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at July 1, 2022	2,864,970	$4.87	5.77	$113
Options granted	193,909	5.24
Options exercised	(9,061)	4.04
Options canceled	(4,156)	6.87
Outstanding at September 30, 2022	3,045,662	4.89	5.80	1,783
Exercisable at September 30, 2022	2,267,923	4.45	4.63	1,655

Outstanding at July 1, 2021	2,462,414	$4.79	5.82	$720
Options granted	55,000	4.50
Options exercised	—	—
Options canceled	(10,883)	6.47
Outstanding at September 30, 2021	2,506,531	4.77	5.67	590
Exercisable at September 30, 2021	2,224,110	4.64	5.19	569
(1) Intrinsic value represents the excess of the fair value on the last day of the period (which was $5.03 and $4.52 as of September 30, 2022 and 2021, respectively) over the exercise price, multiplied by the number of options.

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at April 1, 2022	2,879,008	$4.88	6.02	$6,747
Options granted	193,909	5.24
Options exercised	(13,422)	4.18
Options canceled	(13,833)	7.52
Outstanding at September 30, 2022	3,045,662	4.89	5.80	1,783
Exercisable at September 30, 2022	2,267,923	4.45	4.63	1,655

Outstanding at April 1, 2021	2,543,125	$4.82	6.05	$—
Options granted	55,000	4.50
Options exercised	(31,925)	4.21
Options canceled	(59,669)	6.78
Outstanding at September 30, 2021	2,506,531	4.77	5.67	590
Exercisable at September 30, 2021	2,224,110	4.64	5.19	569
(1) Intrinsic value represents the excess of the fair value on the last day of the period (which was $5.03 and $4.52 as of September 30, 2022 and 2021, respectively) over the exercise price, multiplied by the number of options.

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

The assumptions used to value options granted to employees during the periods presented was as follows:

	Three and Six Months Ended September 30,
	2022	2021
Weighted average expected life (in years)	5.82	6.11
Risk-free interest rate	3.12% - 3.83%	1.08%
Expected volatility	42.49% - 46.65%	43.79%
Grant date fair market value	$5.24	$4.50
Grant date fair value	$2.37 - $3.01	$1.94
Dividend yield	—%	—%
Restricted Stock Units
RSUs are grants of shares of our common stock that vest in accordance with terms and conditions established by the administrator of the 2020 Plan. Subject to the provisions of the 2020 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria.

We granted 35,000 RSUs during the three months ended September 30, 2021, 25 percent of which are scheduled to vest after one year and the remainder are scheduled to vest each quarter for three years, in each case subject to the RSU holders’ continued status as a service provider to the Company through each vesting date. We granted 164,440 RSUs during the three months ended September 30, 2022, which are scheduled to vest within four years, in each case subject to the RSU holders’ continued status as a service provider to the Company through each vesting date.

The following table summarizes RSU activity and related information for the periods presented:

	September 30, 2022
	Three Months Ended		Six Months Ended
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at beginning of period	938,925	$4.82	954,775	$4.61
Granted	164,440	5.24	164,440	5.24
Vested	(30,805)	4.40	(35,180)	4.31
Canceled	(44,806)	3.99	(56,281)	3.98
Balance at end of period	1,027,754	4.96	1,027,754	4.96

	September 30, 2021
	Three Months Ended		Six Months Ended
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at beginning of period	922,037	$3.96	935,397	$3.96
Granted	35,000	3.75	35,000	3.75
Vested	(2,000)	3.75	(3,000)	3.75
Canceled	(3,400)	3.93	(15,760)	3.98
Balance at end of period	951,637	3.96	951,637	3.96
Stock-Based Compensation

The accompanying condensed consolidated statement of operations and comprehensive loss includes stock-based compensation expense for the periods presented as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$53	$39	$92	$66
Research and development	(46)	111	(45)	238
Sales and marketing	82	35	109	71
General and administrative	547	326	1,063	633
Total	$636	$511	$1,219	$1,008
Unrecognized Stock-Based Compensation

Unrecognized stock-based compensation expense as of dates presented was as follows (in thousands, except years):

	September 30, 2022		September 30, 2021
	Unrecognized Expense	Average Expected Recognition Period (in years)	Unrecognized Expense	Average Expected Recognition Period (in years)
Stock options	$1,583	1.25	$339	4.35
Restricted stock	2,274	1.54	1,831	1.50
Total	$3,857	1.43	$2,170	1.77

Note 12 - Fair Value Measurements
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
On October 4, 2021, the promissory note of $15.6 million, consisting of an outstanding principal amount of $15.0 million plus accrued but unpaid interest of $600 thousand, was converted into an aggregate of 3,120,000 shares of common stock. See Note 8 - Debts and Note 10 - Stockholders’ Equity.

The Company recorded interest expense of $36 thousand and $74 thousand for the three and six months ended September 30, 2021, respectively. Fair value of promissory note decreased by $1.6 million and $605 thousand for the three and six months ended September 30, 2021, respectively.

Note 13 - Related Party Transactions
During the three months ended September 30, 2022, the Company entered into the following related party transactions:

•Recorded $1.1 million in revenue, recorded $867 thousand in cost of goods sold for services, recorded $90 thousand in research and development expense, purchased $69 thousand of inventory, paid $77 thousand in consumption tax and incurred $43 thousand for employees and related benefits from the joint venture;
•Recorded $223 thousand in revenue per a cooperation and development agreement with Yaskawa; and
•Recorded $35 thousand in service fee income, recorded $38 thousand of reimbursements in license maintenance fee, recorded $184 thousand in interest expense, and sold $77 thousand of products to Nexperia. See Note 2 - Nexperia Arrangement.
During the six months ended September 30, 2022, the Company entered into the following related party transactions:
•Recorded $1.5 million in revenue, recorded $1.7 million in cost of goods sold for services, recorded $188 thousand in research and development expense, purchased $249 thousand of inventory, paid $219 thousand in consumption tax and incurred $90 thousand for employees and related benefits from the joint venture;
•Recorded $770 thousand in revenue per a cooperation and development agreement with Yaskawa; and
•Recorded $66 thousand in service fee income, recorded $75 thousand of reimbursements in license maintenance fee, recorded $366 thousand in interest expense, and sold $856 thousand of products to Nexperia. See Note 2 - Nexperia Arrangement.

As of September 30, 2022, total due from related parties was $1.4 million, consisting of $660 thousand due from GaNovation and $125 thousand accounts receivable from a stockholder and noteholder of the Company. As of September 30, 2022, total accounts payable to related parties was $827 thousand to the joint venture and $565 thousand to Nexperia.
During the three months ended September 30, 2021, the Company entered into the following related party transactions:

•     Recorded $1.5 million as gain in other income, recorded $875 thousand in cost of goods sold for services, recorded $74 thousand in research and development expense, purchased $70 thousand of inventory, paid $37 thousand in consumption tax and incurred $81 thousand for employees and related benefits from the AFSW joint venture;

•     Sold $2 thousand of products to non-controlling stockholders of the Company, incurred $61 thousand of license maintenance fee and recorded $171 thousand in consulting expense from a non-controlling stockholder of the Company;

•     Recorded $375 thousand in revenue per a cooperation and development agreement with Yaskawa;

•     Recorded $145 thousand in revenue from GaNovation; and

•     Recorded $8.0 million in license fee income, recorded $38 thousand of reimbursements in license maintenance fee, recorded $184 thousand in interest expense, and sold $308 thousand of products to Nexperia. See Note 2 - Nexperia Arrangement.

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

•     Sold $19 thousand of products to non-controlling stockholders of the Company, incurred $111 of license maintenance fee and recorded $176 thousand in consulting expense from a non-controlling stockholder of the Company;

•     Recorded $709 thousand in revenue per a cooperation and development agreement with Yaskawa;

•     Recorded $154 thousand in revenue from GaNovation; and

•     Recorded $8.5 million in license and service fee income, recorded $75 thousand of reimbursements in license maintenance fee, recorded $350 thousand in interest expense, and sold $506 thousand of products to Nexperia. See Note 2 - Nexperia Arrangement.

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

Note 14 - Subsequent Events

The Company has evaluated subsequent events through the issuance of these financial statements and is not aware of any material items that would require disclosure in the notes to the financial statements or would be required to be recognized as of September 30, 2022.

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
Since our inception we have devoted substantial resources to the research and development of GaN power devices and the protection and enhancement of our intellectual property and have incurred significant operating losses. Our net loss was $11.3 million and $1.1 million for the six months ended September 30, 2022 and 2021. As of September 30, 2022, our accumulated deficit was $190.0 million. Substantially all of our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.
Our revenue for the six months ended September 30, 2022 was $8.8 million, of which $1.7 million was from related parties. Our revenue for the six months ended September 30, 2021 was $14.5 million, of which $9.7 million was from related parties. For the six months ended September 30, 2022 and 2021, we had four and two customers, respectively, that accounted for more than ten percent of our revenue. Together, these customers accounted for 72.1% and 76.1% of our revenues during the six months ended September 30, 2022 and 2021, respectively.
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
Key Factors Affecting Our Performance
A number of industry factors affect our business, including:
Overall Demand for Products and Applications Using GaN Devices. Our potential for growth depends significantly on the adoption of GaN materials and devices in the power markets and GaN epiwafer material products in the RF markets, the expansion of the use of GaN devices in infrastructure, IT, datacenter, industrial, automotive and consumer applications such as fast charger/adapter and gaming power supplies, and our ability to win new designs for these applications. Demand also fluctuates based on various market cycles, fluctuations in supply chains, trade and tariff terms, and the competitive dynamics in each of the respective markets. These uncertainties make demand difficult to forecast for us and our customers. Some of our customers have experienced delays in their internal development programs and design cycles with our GaN products due to the effects of the COVID-19 pandemic, which led to postponements of their orders of our products and postponements of determinations that our products will be used in their designs for new products under development with corresponding delays in their market introduction and potentially our revenues.
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
Technological Innovation and Advancement. Innovations and advancements in materials and power technologies continue to expand the potential commercial application for our products. However, new technologies or standards could emerge or improvements could be made to existing technologies that could reduce or limit the demand for our products.
Intellectual Property Issues. We rely on patented and non-patented proprietary information relating to product development, manufacturing capabilities and other core competencies of our business. Protection of intellectual property is critical. Therefore, filing additional patent applications, entering into confidentiality and non-disclosure agreements, and other security measures are important. While we have a strong patent portfolio comprising access to over 1,000 worldwide patents (directly owned or licensed) and there is no actual or, to our knowledge, threatened litigation against us for patent-related matters, litigation or threatened litigation is a common method to effectively enforce or protect intellectual property rights. Such action may be initiated by or against us and could require significant management time and be costly.
Components of Results of Operations
Revenue
Our revenue currently consists of (1) commercial product and service contracts, (2) government contracts for research and development and (3) licensing contracts. Products are sold to distributors and end-users in various sectors such as, the gaming, industrial, IT, and consumer products industries.
Cost of Goods Sold
Cost of goods sold consists of (1) direct product costs incurred for the raw materials and manufacturing services for our products, (2) fixed product costs primarily relating to production, manufacturing and personnel and (3) depreciation and amortization expenses consisting primarily of expenses related to our fixed assets together with amortization of our intangible assets. In future periods, we expect our cost of goods sold attributable to direct product costs to increase proportionately with increases in revenue, and our cost of goods sold attributable to fixed product costs to remain substantially flat or moderately increase in connection with increases in revenue.
Operating Expenses
Research and Development. Research and development expenses consist primarily of compensation and related costs for personnel, including stock-based compensation and employee benefits as well as costs associated with design, fabrication, packaging and testing of GaN devices. In addition, research and development expenses include depreciation expenses related to our fixed assets. We expense research and development expenses as incurred. As we continue to invest in developing our technology for new products, we expect research and development expenses in future periods to remain flat or moderately increase in absolute dollars and decline as a percentage of revenue.
Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for personnel, including stock-based compensation and employee benefits, and associated travel costs. Sales and marketing expenses also include costs associated with our support of business development efforts with distributors in Europe and Asia, and costs related to trade shows and marketing programs. We expense sales and marketing expenses as incurred. As we increase our sales and expand our sales force and our marketing organization, we expect sales and marketing expenses in future periods to increase in absolute dollars.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits and travel. In addition, general and administrative expenses include third-party consulting, legal, audit, and accounting services, allocations of overhead costs, such as rent, facilities and information technology, and amortization of our intangible assets. We expect general and administrative expenses in future periods to increase in absolute dollars due to additional legal, accounting, insurance, investor relations and other costs associated with being a public company, as well as other costs associated with growing our business.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2022	2021	Amount	Percentage
Revenue, net	$3,670	$11,303	$(7,633)	(67.5)%
Cost of goods sold	3,232	2,239	993	44.4%
Gross profit	438	9,064	(8,626)	(95.2)%
Operating expenses:
Research and development	1,830	1,591	239	15.0%
Sales and marketing	1,066	825	241	29.2%
General and administrative	3,044	2,714	330	12.2%
Total operating expenses	5,940	5,130	810	15.8%
(Loss) income from operations	(5,502)	3,934	(9,436)	(239.9)%
Interest expense	184	220	(36)	(16.4)%
Loss in joint venture	684	1,092	(408)	(37.4)%
Changes in fair value of promissory note	—	(1,629)	1,629	(100.0)%
Other income, net	(375)	(1,729)	1,354	(78.3)%
(Loss) income before tax expense	(5,995)	5,980	(11,975)	(200.3)%
Tax expense	—	—	—
Net (loss) income	$(5,995)	$5,980	$(11,975)	(200.3)%
Revenue decreased $7.6 million, or 67.5 percent, to $3.7 million for the three months ended September 30, 2022 from $11.3 million for the same period in 2021. The decrease is due primarily to a $8.0 million decrease in licensing revenue from Nexperia, combined with a smaller decrease in government contract revenue, partially offset by an increase in commercial product and services revenue, as compared to the same period in 2021.

Cost of goods sold increased $1.0 million, or 44.4 percent, to $3.2 million for the three months ended September 30, 2022 from $2.2 million for the same period in 2021, due primarily to costs directly associated with increased product sales.
Gross profit decreased $8.6 million, or 95.2 percent, to $438 thousand for the three months ended September 30, 2022 from $9.1 million for the same period in 2021. Gross profit margin decreased 68.3 percent to 11.9 percent for the three months ended September 30, 2022 from 80.2% for the same period in 2021. The decrease is due primarily to a $8.0 million decrease in licensing revenue from Nexperia during the three months ended September 30, 2022.
Research and development expense increased $239 thousand, or 15.0 percent, to $1.8 million for the three months ended September 30, 2022 from $1.6 million for the same period in 2021, due primarily to a $444 thousand decrease in government contract revenue for which certain expenses otherwise classified as research and development expense were instead recognized in cost of goods sold and general and administrative expense, offset primarily by a $223 thousand decrease in costs related to salaries and stock-based compensation expenses.

Sales and marketing expense increased $241 thousand, or 29.2 percent, to $1.1 million for the three months ended September 30, 2022 from $825 thousand for the same period in 2021, due primarily to a (i) $109 thousand increase in costs related to salaries and stock-based compensation expenses and (ii) $124 thousand increase in consulting expense.

General and administrative expense increased $330 thousand, or 12.2 percent, to $3.0 million for the three months ended September 30, 2022 from $2.7 million for the same period in 2021, due primarily to a (i) $404 thousand increase in costs related to salaries and stock-based compensation expenses and (ii) $136 thousand increase in legal costs, offset mainly by a $223 thousand decrease in consulting expense.

Interest expense was $184 thousand for our revolving credit facility with Nexperia for the three months ended September 30, 2022. Interest expense of $220 thousand for the same period in 2021 consists of $184 thousand for our revolving credit facility with Nexperia and $36 thousand for our then-outstanding note payable to Yaskawa.

Loss in joint venture was $684 thousand for the three months ended September 30, 2022, compared with $1.1 million for the same period in 2021 due to a reduction in our percentage ownership of the joint venture that owns AFSW.

Changes in the fair value of promissory note were no gain/loss and $1.6 million gain for the three months ended September 30, 2022 and 2021, respectively.

Other income, net of other expenses, decreased $1.4 million, or 78.3 percent, to $375 thousand for the three months ended September 30, 2022 from $1.7 million for the same period in 2021, due primarily to recognition of a $1.5 million gain upon termination of our joint venture agreement with FSL during the three months ended September 30, 2021.

Comparison of the Six Months Ended September 30, 2022 and 2021
The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated (in thousands, except percentages):

	Six Months Ended September 30,		Change
	2022	2021	Amount	Percentage
Revenue, net	$8,826	$14,519	$(5,693)	(39.2)%
Cost of goods sold	7,282	4,806	2,476	51.5%
Gross profit	1,544	9,713	(8,169)
Operating expenses:
Research and development	3,570	3,414	156	4.6%
Sales and marketing	2,149	1,512	637	42.1%
General and administrative	6,361	5,457	904	16.6%
Total operating expenses	12,080	10,383	1,697	16.3%
Loss from operations	(10,536)	(670)	(9,866)	1472.5%
Interest expense	366	424	(58)	(13.7)%
Loss in joint venture	1,266	2,582	(1,316)	(51)%
Changes in fair value of promissory note	—	(605)	605	(100.0)%
Other income, net	(820)	(1,999)	1,179	(59.0)%
Loss before tax expense	(11,348)	(1,072)	(10,276)	958.6%
Tax expense	—	—	—
Net loss	$(11,348)	$(1,072)	$(10,276)	958.6%
Revenue decreased $5.7 million, or 39.2 percent, to $8.8 million for the six months ended September 30, 2022 from $14.5 million for the same period in 2021. The decrease is due primarily to a $8.0 million decrease in licensing revenue from Nexperia, combined with a smaller decrease in government contract revenue, partially offset by an increase in commercial product and services revenue, as compared to the same period in 2021.

Cost of goods sold increased $2.5 million, or 51.5 percent, to $7.3 million for the six months ended September 30, 2022 from $4.8 million for the same period in 2021, due primarily to costs directly associated with increased commercial product and services sales.
Gross profit decreased $8.2 million, or 84.1 percent, to $1.5 million for the six months ended September 30, 2022 from $9.7 million for the same period in 2021. Gross profit margin decreased 49.4 percent to 17.5 percent for the six months ended September 30, 2022 from 66.9 percent for the same period in 2021. The decrease is due primarily to a $8.0 million decrease in licensing revenue from Nexperia during the six months ended September 30, 2022.
Research and development expense increased $156 thousand, or 4.6 percent, to $3.6 million for the six months ended September 30, 2022 from $3.4 million for the same period in 2021, due primarily to a $735 thousand decrease in government contract revenue for which certain expenses otherwise classified as research and development expense were instead recognized in cost of goods sold and general and administrative expense, offset primarily by a (i) $457 thousand decrease in costs related to salaries and stock-based compensation expenses and (ii) $279 thousand decrease in reimbursement in research and development cost.

Sales and marketing expense increased $637 thousand, or 42.1 percent, to $2.1 million for the six months ended September 30, 2022 from $1.5 million for the same period in 2021, due primarily to a (i) $328 thousand increase in costs related to salaries and stock-based compensation expenses and (ii) $244 thousand increase in consulting expense.

General and administrative expense increased $904 thousand, or 16.6%, to $6.4 million for the six months ended September 30, 2022 from $5.5 million for the same period in 2021, due primarily to a (i) $773 thousand increase in costs related to salaries and stock-based compensation expenses and (ii) $250 thousand increase in legal costs.

Interest expense was $366 thousand for our revolving credit facility with Nexperia for the six months ended September 30, 2022. Interest expense of $424 thousand for the same period in 2021 consists of $350 thousand for our revolving credit facility with Nexperia and $74 thousand for our then-outstanding note payable to Yaskawa.

Loss in joint venture was $1.3 million for the six months ended September 30, 2022, compared with $2.6 million for the same period in 2021 due to a reduction in our percentage ownership of the joint venture that owns AFSW.

Changes in the fair value of promissory note were no gain/loss and $605 thousand gain for the six months ended September 30, 2022 and 2021, respectively.

Other income, net of other expenses, decreased $1.2 million, or 59.0 percent, to $820 thousand for the six months ended September 30, 2022 from $2.0 million for the same period in 2021, due primarily to recognition of a $1.5 million gain upon termination of our joint venture agreement with FSL during the six months ended September 30, 2021.

Liquidity and Capital Resources
As of September 30, 2022, we had cash and cash equivalents of $33.5 million, other current assets of $12.7 million and current liabilities of $18.8 million, resulting in working capital of $27.8 million.

Future Funding Requirements
Our ability to sustain operations is dependent mainly on our ability to successfully market and sell our products and our ability to raise capital through additional financings until it is able to achieve profitability with positive cash flows. We currently incurs and historically have incurred losses from operations and expect to do so in the foreseeable future. During the six months ended September 30, 2022, the we used $9.8 million of cash in operations. Although we expect to continue to incur losses and sustain negative cash flows from operating activities, during the year ended March 31, 2022 and six months ended September 30, 2022, we raised gross proceeds of $50.0 million and $16.0 million, respectively, from private placements. Consequently, we have sufficient resources to fund our operations for the next twelve months from the date of this filing. We may need to continue to raise additional capital to finance its losses and negative cash flows from operations beyond the next twelve months and may continue to be dependent on additional capital raises.

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

Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Six Months Ended September 30,		Change
	2022	2021
Net cash (used in) provided by:
Operating activities	$(9,813)	$(8,612)	$(1,201)
Investing activities	(5,453)	(3,490)	(1,963)
Financing activities	15,770	5,134	10,636
Increase (decrease) in cash and cash equivalents, excluding effect of foreign exchange rate changes	$504	$(6,968)	$7,472
Operating Activities

Net cash used in operating activities was $9.8 million and $8.6 million for the six months ended September 30, 2022 and 2021, respectively. The increase of $1.2 million was attributable primarily to a $10.3 million increase in net loss, offset mainly by a (i) $8.0 million increase in non-cash licensing revenue from a related party, (ii) $908 thousand increase in account receivable, (iii) $605 thousand increase in non-cash fair value of promissory note and (iv) $286 thousand increase in non-cash amortization of right-of-use assets.
Investing Activities
Net cash used in investing activities was $5.5 million and $3.5 million for the six months ended September 30, 2022 and 2021, respectively. The increase of $2.0 million was attributable primarily to a $3.6 million increase in purchases of property and equipment, offset by a $1.5 million decrease in investment in joint venture.
Financing Activities
Net cash provided by financing activities was $15.8 million and $5.1 million for the six months ended September 30, 2022 and 2021, respectively. The increase of $10.6 million was attributable to $15.7 million in net proceeds from the sale of our common stock in private placements for the six months ended September 30, 2022, compared to $5.0 million in proceeds from the sale of our common stock in private placements for the same period of 2021.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, except for the update to our revenue recognition policy and adoption of ASU 2016-02, Leases (Topic 842) as noted below.
Revenue Recognition
The Company derives its revenues primarily through the sale and delivery of promised goods and services to distributors and end-users in various sectors such as, but not limited to, the gaming, industrial, IT, and consumer products industries. The Company disaggregates revenue based on the following contract types:

•Commercial Product and Service contracts including sales of high-powered GaN-based products manufactured utilizing the Company’s proprietary and patented epiwafer technology and wafer fabrication and other assembly processes, sales of GaN epiwafers for the radio frequency (“RF”) and power markets, as well as enabling EPI wafer growth services and products to our strategic partners.
•Government contracts for research and development related services and activities.
•Licensing contracts including sales of licenses to use such patented proprietary technology.
The Company follows a five-step approach for recognizing revenue, consisting of the following: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when, or as, the entity satisfies a performance obligation. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company does not have any significant financing components associated with its revenue contracts, as payment is received at or shortly after the point of sale.
Commercial Product and Service contracts
Performance obligations are satisfied, and revenue is recognized when control of a good or service promised in a contract is transferred to a customer using relative standalone selling prices. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service at a point in time, and in an amount that reflects the consideration it expects to be entitled to, in exchange for those products or services. The majority of the Company's revenue under commercial product and service contracts is derived from product sales.

Revenue is recognized over-time if the customer receives the benefits as the Company performs work, if the customer controls the asset as it is being produced (continuous transfer of control), or if the product being produced for the customer has no alternative use and we have a contractual right to payment for performance to date. The Company recognizes revenue ratably over-time under the cooperation and development agreement with Yaskawa Electric Corporation (“Yaskawa”).
Sales of products or services typically do not include more than one performance obligation.

A portion of the Company’s products are sold through distributors. Distributors stock inventory and sell the Company’s products to their own customer base. The Company recognizes revenue upon shipment of its products to its distributors.
Master supply or distributor agreements are in place with many of the Company's customers and contain terms and conditions including, but not limited to, payment, delivery, incentives and warranty. These agreements sometimes require minimum purchase commitments. If a master supply, distributor or other similar agreement is not in place with a customer, the Company considers a purchase order, which is governed by the Company’s standard terms and conditions, to be the contract governing the relationship with that customer.
Pricing terms are negotiated independently on a stand-alone basis. Revenue is measured based on the amount of net consideration to which the Company expects to be entitled to receive in exchange for products or services.
Government contracts
Government contract revenues are principally generated under research and development contracts with agencies of the U.S. government. Performance obligations under government contracts are satisfied over-time as customer receives the benefits as the Company performs work, the customer controls the asset as it is being produced (continuous transfer of control), and the Company has a contractual right to payment for performance to date. Expenses recognized outside of cost of goods sold and in general and administrative expense were

$158 thousand and $282 thousand, respectively, for the three months ended September 30, 2022 and 2021 and $460 thousand and $583 thousand, respectively, for the six months ended September 30, 2022 and 2021.

Licensing contracts
From time to time, the Company may enter into licensing arrangements related to its intellectual property. Revenue from licensing arrangements is recognized when earned and estimable. The timing of revenue recognition is dependent on the terms of each license agreement. Generally, the Company will recognize non-refundable upfront licensing fees related to patent licenses immediately upon receipt of the funds if the Company has no significant future obligations to perform under the arrangement.
In the case that the arrangement gives rise to variable consideration in the form of milestone and royalty payments, the Company evaluates the royalties to determine if they qualify for the sales and usage-based royalty exception. In the case of the Company’s royalty arrangement with Nexperia, the Company determined the royalties qualify for the sales and usage-based royalty exception, as the license of intellectual property is the predominant item to which the royalty relates and are recognized upon the subsequent sale occurring. The variable amounts are recognized at the net consideration the Company expects to receive upon satisfaction of contractually agreed upon development targets and sales volumes.
Disaggregation of Revenue from Contracts with Customers
Revenue disaggregated by contract type is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Commercial product and service	$3,163	$2,300	$7,596	$4,504
Government	507	1,003	1,230	2,015
Licensing	—	8,000	—	8,000
Revenue, net	$3,670	$11,303	$8,826	$14,519

Accounting Standard Adopted
Effective April 1, 2022, we adopted ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability on their balance sheet for all leases, including operating leases, with a term of greater than 12 months. In July 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-11, which adds a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. Under this transition option, comparative reporting would not be required, and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. we elected to use the optional transition method provided by ASU 2018-11. we also elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward our ASC 840 assessment regarding definition of a lease, lease classification, and initial direct costs. The following practical expedients were applied implementing this standard.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, management, including our chief executive officer and our chief financial officer, concluded that as of September 30, 2022, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting.

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

Management has initiated the corrective actions and procedures to remediate the identified material weakness and anticipate that these initiatives will be fully implemented by March 31, 2023.
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

On April 5, 2022, Joel Newman, an alleged holder of our common stock, filed a complaint in the Delaware Court of Chancery derivatively against our directors and KKR Phorm Investors L.P. (“Phorm”). The complaint alleges that the directors and Phorm breached their fiduciary duties, and the directors committed waste, because the terms of the November 5, 2021 private placement in which Phorm participated were unfairly favorable to Phorm. The directors have the right to advancement from us of expenses incurred defending the claims. On July 11, 2022, plaintiff filed an amended complaint. On August 25, 2022, defendants filed motions to dismiss the amended complaint and supporting briefs. The parties are currently briefing the motions to dismiss. The Company is unable to estimate the potential loss or range of loss, if any, associated with this lawsuit.

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
Since our inception in 2007, we have generated minimal revenue and substantial net losses as we have devoted our resources to the development of our technology, and our business model has not been proven. As of September 30, 2022, we had an accumulated deficit of $190.0 million. For the six months ended September 30, 2022 and 2021, our net loss was $11.3 million and $1.1 million, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in our infrastructure and research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses. Our revenue growth may be slower than anticipated or our revenue may decline for a number of other reasons, including slower growth of, or reduced demand for, GaN power management solutions, increased competition, or any failure to capitalize on growth opportunities. If we are unable to generate sufficient revenue, we may never become profitable or be able to maintain any future profitability. If this were to occur, our stockholders could lose all or part of their investment.
We expect we will need to raise additional capital in the future to support our business, and this capital may be unavailable on attractive terms, if at all, and could dilute your investment.

We currently incur and historically have incurred losses from operations and expect to do so in the foreseeable future. We have sustained recurring losses and negative cash flows from operations which previously raised substantial doubt about our ability to continue as a going concern. During the six months ended September 30,

2022, we raised gross proceeds of $16.0 million from selling shares of our common stock in private placements. As of September 30, 2022, we had $33.5 million in cash and cash equivalents. While we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans for at least the next twelve months, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. Our future ability to continue as a going concern will depend on us being able to raise significant additional capital to fund our operations and achieve our business objectives, as we do not expect to achieve profitability in the short-term.

We have outstanding a $12.0 million revolving loan with Nexperia that bears 6% annual interest and matures on the earlier of April 4, 2023 and the occurrence of specified change of control events. We are also party to a joint venture agreement with a third party for the ownership and operations of GaNovation, which wholly owns AFSW, a wafer fabrication facility located in Aizu Wakamatsu, Japan. While we had a direct ownership interest in AFSW of 49% prior to August 2021, we now have an indirect ownership interest in AFSW of 25% through our ownership of GaNovation. For as long as we have had an ownership interest in AFSW, it has operated at a loss. Our share of the operating losses incurred by GaNovation over the six months ended September 30, 2022 was $1.3 million. Our share of the operating losses incurred by GaNovation / AFSW over the six months ended September 30, 2021 was $2.6 million.

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
The effects of health epidemics or pandemics could materially affect our operations globally, including at our headquarters in California and at our subsidiaries in Japan. For example, the COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. Some of our customers have experienced delays in their internal development programs and design cycles with our GaN products due to the effects of the COVID-19 pandemic, which led to postponements of their orders of our products and postponements of determinations that our products will be used in their designs for new products under development with corresponding delays in their market introduction and our achievement of revenues.
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
We are a development stage company with 115 employees as of September 30, 2022 and are subject to the strains of ongoing development and growth, which has placed significant demands on our management and our operational and financial infrastructure. To manage any growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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
As of November 7, 2022, KKR Phorm Investors L.P. (“Phorm”) beneficially owned approximately 40.4% of our outstanding common stock, and our executive officers and directors, together with holders of ten percent or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 42.3% of our outstanding common stock. As a result, these stockholders, acting together, or Phorm individually, have the ability to significantly impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together or Phorm individually, have the ability to significantly impact the management and affairs of our company. Pursuant to the terms of a stockholders agreement with Phorm (the “Phorm Stockholders Agreement”), Phorm has the right to nominate (i) a majority of the board so long as it beneficially owns at least 40% of our then-outstanding shares of common stock, (ii) 33% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 20% but less than 40% of our then-outstanding shares of common stock, and (iii) 10% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 10% but less than 20% of our then-outstanding shares of common stock. Further, pursuant to the Phorm Stockholders Agreement, so long as Phorm beneficially owns 20% or more of the outstanding shares of our common stock, we will take all necessary action to cause a director nominated by Phorm to serve as chair of our board of directors.

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

Transphorm, Inc.

Date:	November 14, 2022	By:	/s/ Mario Rivas
Mario Rivas
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Cameron McAulay
Cameron McAulay
Chief Financial Officer
(Principal Financial and Accounting Officer)