Form 10-Q
period 2022-12-31
Transphorm, Inc.
filed 2023-02-21
CIK 1715768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of February 16, 2023, 57,016,858 shares of the registrant’s common stock were outstanding.

Transphorm, Inc.
FORM 10-Q

Glossary of Terms and Abbreviations
The following is a glossary of technical terms used in this Quarterly Report on Form 10-Q (this “Report”):

AC – alternating current
AEC-Q101 – Automotive Electronic Council’s electronic components stress qualification standard

AFSW – Aizu Fujitsu Semiconductor Wafer Solution Limited, the wafer fabrication facility located in Aizu Wakamatsu, Japan that is owned by GaNovation, our joint venture company

DC – direct current

Epi/Epiwafer/Epimaterials – GaN device layers grown on a substrate, from which active GaN-based devices are subsequently manufactured in a wafer fabrication facility

FET – field effect transistor, a type of switching transistor

GaN – gallium nitride

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
•Our recurring operating losses and our current operating plans raise substantial doubt about our ability to continue as a going concern for the next twelve months. We need to raise capital to support our business, and this capital may be unavailable on attractive terms, if at all, and could dilute your investment.
•Our quarterly results of operations are likely to vary from period to period, which could cause the market price of our common stock to fluctuate or decline.
•We are exposed to foreign currency exchange rate fluctuations. Although we hedge certain currency risks, our hedging strategies may not be successful in mitigating our risks and changes in foreign currency exchange rates may adversely affect our financial condition, cash flows and results of operations.
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
•Unfavorable worldwide economic conditions (including inflation and supply chain disruptions), may negatively affect our business, financial condition and results of operations
•We compete in highly competitive markets, and competitive pressures from existing and new companies may adversely impact our business and operating results.
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
•Our business could be adversely affected by the effects of health epidemics or pandemics.
•An earthquake, terrorist attack or other man-made or natural disaster could negatively impact our business and operating results.

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
•We could be subject to certain liquidated damages pursuant to the registration rights agreements we entered into with certain holders of our securities.
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
•the impact of the COVID-19 pandemic on our industry and our business, operations and financial condition, as well as on the global economy;
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

•our expectations regarding our classification in future periods as a “smaller reporting company,” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”), and an “emerging growth company,” as defined under the JOBS Act;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Transphorm, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2022 (unaudited)	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$23,149	$33,435
Restricted cash	500	500
Accounts receivable, net, including related parties (Note 14)	3,704	2,558
Inventory	7,476	6,330
Prepaid expenses and other current assets	1,570	1,971
Total current assets	36,399	44,794
Property and equipment, net	5,367	1,649
Operating lease right-of-use assets	3,173	—
Goodwill	1,097	1,180
Intangible assets, net	395	617
Investment in joint venture	647	143
Other assets	2,167	263
Total assets	$49,245	$48,646

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,016	$3,588
Deferred revenue	—	346
Accrued interest	184	180
Accrued payroll and benefits	1,657	1,171
Operating lease liabilities	536	—
Revolving credit facility	12,000	—
Total current liabilities	18,393	5,285
Revolving credit facility, net of current portion	—	12,000
Operating lease liabilities, net of current portion	2,670	—
Total liabilities	21,063	17,285
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; 750,000,000 shares authorized as of December 31, 2022 and March 31, 2022, and 56,861,743 and 53,379,307 shares issued and outstanding as of December 31, 2022 and March 31, 2022, respectively	6	5
Additional paid-in capital	229,954	211,190
Accumulated deficit	(200,446)	(178,638)
Accumulated other comprehensive loss	(1,332)	(1,196)
Total stockholders’ equity	28,182	31,361
Total liabilities and stockholders’ equity	$49,245	$48,646
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenue, net, including related parties (Note 14)	$4,493	$4,604	$13,319	$19,123
Cost of goods sold	7,162	3,935	14,444	8,741
Gross (loss) profit	(2,669)	669	(1,125)	10,382
Operating expenses:
Research and development	2,325	1,609	5,895	5,023
Sales and marketing	1,447	976	3,596	2,488
General and administrative	3,457	2,852	9,818	8,309
Total operating expenses	7,229	5,437	19,309	15,820
Loss from operations	(9,898)	(4,768)	(20,434)	(5,438)
Interest expense	184	187	550	611
Loss in joint venture	799	712	2,065	3,294
Changes in fair value of promissory note	—	—	—	(605)
Other income, net	(421)	(1,503)	(1,241)	(3,502)
Loss before tax expense	(10,460)	(4,164)	(21,808)	(5,236)
Tax expense	—	—	—	—
Net loss	$(10,460)	$(4,164)	$(21,808)	$(5,236)
Net loss per share - basic and diluted	$(0.18)	$(0.08)	$(0.38)	$(0.12)
Weighted average common shares outstanding - basic and diluted	56,739,450	49,147,630	55,926,828	43,671,321
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net loss	$(10,460)	$(4,164)	$(21,808)	$(5,236)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	521	(70)	(136)	(131)
Other comprehensive loss, net of tax	521	(70)	(136)	(131)
Comprehensive loss	$(9,939)	$(4,234)	$(21,944)	$(5,367)
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)
(in thousands, except share data)

Three Months Ended December 31, 2022
	Common Stock				Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
Balance at October 1, 2022	56,626,340	$6	$228,178	$(189,986)	$(1,853)	$36,345
Stock options exercised	154,904	—	653	—	—	653
Restricted stock units vested	80,551	—		—	—	—
Restricted stock units surrendered due to net share settlement to satisfy employee tax liability	(52)	—	—	—	—	—
Stock-based compensation	—	—	1,123	—	—	1,123
Other comprehensive loss	—	—	—	—	521	521
Net loss	—	—	—	(10,460)	—	(10,460)
Balance at December 31, 2022	56,861,743	$6	$229,954	$(200,446)	$(1,332)	$28,182

Three Months Ended December 31, 2021
	Common Stock				Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
Balance at October 1, 2021	41,664,020	$4	$150,843	$(169,475)	$(918)	$(19,546)
Restricted stock units vested	9,750	—	—	—	—	—
Issuance of common stock (Note 10)	8,273,152	1	44,772	—	—	44,773
Conversion of promissory note (Note 10)	3,120,000	—	14,378	—	—	14,378
Stock-based compensation	—	—	848	—	—	848
Other comprehensive loss	—	—	—	—	(70)	(70)
Net loss	—	—	—	(4,164)	—	(4,164)
Balance at December 31, 2021	53,066,922	$5	$210,841	$(173,639)	$(988)	$36,219

Nine Months Ended December 31, 2022
	Common Stock				Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
Balance at April 1, 2022	53,379,307	$5	$211,190	$(178,638)	$(1,196)	$31,361
Stock options exercised	168,326	—	709	—	—	709
Restricted stock units vested	115,731	—	—	—	—	—
Restricted stock units surrendered due to net share settlement to satisfy employee tax liability	(1,620)	—	(6)	—	—	(6)
Issuance of common stock (Note 10)	3,199,999	1	15,719	—	—	15,720
Stock-based compensation	—	—	2,342	—	—	2,342
Other comprehensive loss	—	—	—	—	(136)	(136)
Net loss	—	—	—	(21,808)	—	(21,808)
Balance at December 31, 2022	56,861,743	$6	$229,954	$(200,446)	$(1,332)	$28,182

Nine Months Ended December 31, 2021
	Common Stock				Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
Balance at April 1, 2021	40,531,996	$4	$144,201	$(168,403)	$(857)	$(25,055)
Stock options exercised	31,925	—	134	—	—	134
Restricted stock units vested	12,750	—	—	—	—	—
Issuance of common stock (Note 10)	9,370,251	1	50,272	—	—	50,273
Conversion of promissory note (Note 10)	3,120,000	—	14,378	—	—	14,378
Stock-based compensation	—	—	1,856	—	—	1,856
Other comprehensive loss	—	—	—	—	(131)	(131)
Net loss	—	—	—	(5,236)	—	(5,236)
Balance at December 31, 2021	53,066,922	$5	$210,841	$(173,639)	$(988)	$36,219

See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(21,808)	$(5,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory write-off	2,810	202
Depreciation and amortization	719	621
Amortization of operating lease right-of-use assets	425	—
Perpetual licensing revenue from a related party (Note 14)	—	(8,000)
Stock-based compensation	2,342	1,856
Interest cost	4	295
Gain on promissory note conversion	—	(1,222)
Gain on sale of equipment	(110)	—
Loss in joint venture	2,065	1,839
Changes in fair value of derivative instruments	75	—
Changes in fair value of promissory note	—	(605)
Changes in operating assets and liabilities:
Accounts receivable	(1,221)	(871)
Inventory	(3,956)	(3,935)
Prepaid expenses and other current assets	401	204
Other assets	(504)	(8)
Accounts payable and accrued expenses	428	1,359
Deferred revenue	(346)	(238)
Accrued payroll and benefits	486	(171)
Operating lease liabilities	(392)	—
Net cash used in operating activities	(18,582)	(13,910)
Cash flows from investing activities:
Advances and purchases of property and equipment	(5,633)	(690)
Proceeds from sale of equipment	110	—
Investment in joint venture	(2,569)	(3,765)
Net cash used in investing activities	(8,092)	(4,455)
Cash flows from financing activities:
Proceeds from stock option exercise	709	134
Proceeds from issuance of common stock	16,000	49,773
Cost associated with issuance of common stock	(280)	—
Payment for taxes related to net share settlement of restricted stock units	(6)	—
Net cash provided by financing activities	16,423	49,907
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(35)	(75)
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,286)	31,467
Cash, cash equivalents and restricted cash at beginning of period	33,935	9,500
Cash and cash equivalents at end of period	23,149	40,467

Restricted cash at end of period	500	500
Cash, cash equivalents and restricted cash at end of period	$23,649	$40,967

Supplemental disclosures of cash flow information:
Interest expense paid	$546	$316
Supplemental non-cash investing activity:
Equipment purchases	$—	$250
Supplemental non-cash financing activity:
Issuance of shares in connection with a service contract	$—	$500
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$3,598	$—
Development loan reduction related to perpetual licensing revenue	$—	$8,000
Conversion of promissory note	$—	$15,600
See accompanying notes to unaudited condensed consolidated financial statements

Transphorm, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Business and Basis of Presentation
The original Transphorm, Inc., now named Transphorm Technology, Inc. (“Transphorm Technology”), a wholly owned subsidiary of Parent (as defined below), was founded in 2007 to develop gallium nitride (“GaN”) semiconductor components used in power conversion.
On February 12, 2020 (the “Closing Date”), Peninsula Acquisition Corporation (“Peninsula”), a shell company, consummated the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated February 12, 2020, by and among Peninsula, Peninsula Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Peninsula (“Merger Sub”), and Transphorm Technology. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Transphorm Technology, with Transphorm Technology surviving as the surviving company and as a wholly-owned subsidiary of Peninsula (the “Merger”). On the Closing Date, Peninsula changed its name to Transphorm, Inc. (“Parent”).
Throughout these notes, “the Company,” “Transphorm,” “we,” “us” and “our” refer to Parent and its direct and indirect wholly-owned subsidiaries. Transphorm Technology and its subsidiaries hold all material assets and conduct all business activities and operations of the Company. Transphorm Technology’s activities to date have been primarily performing research and development, establishing manufacturing infrastructure, market sampling, product launch, hiring personnel, and raising capital to support and expand these activities. Transphorm Japan, Inc. (“TPJ”) was established in Japan in February 2014 to secure the Company’s production capacity and establish a direct presence in Asian markets. Transphorm Aizu, Inc. (“Transphorm Aizu”) was established in Japan to manage the financial transactions around Aizu Fujitsu Semiconductor Wafer Solution Limited (“AFSW”), the wafer fabrication facility located in Aizu Wakamatsu, Japan that is owned by GaNovation, the joint venture company in which the Company has a non-controlling interest. Transphorm Japan Epi, Inc. (“TJE”) was established in Japan in 2019 to enable the operational capacity of the MOCVD reactors held in Aizu.
Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, considering the Company’s working capital (including restricted cash) of $18.0 million as of December 31, 2022, the Company’s historical losses from operations (during the three and nine months ended December 31, 2022, the Company used $8.8 million and $18.6 million in cash from operations), and the future expected losses, there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.
During the year ended March 31, 2022 and nine months ended December 31, 2022, the Company raised gross proceeds of $50.0 million and $16.0 million, respectively. In response to the factors noted above, management plans to raise additional working capital to fund operations through the issuance of stock to investors, license of intellectual property and/or issuance of notes payable. However, there is no assurance that the Company will be successful in raising additional capital.
The Company’s ability to sustain operations is dependent on its ability to successfully market and sell its products and its ability to raise capital through additional financings until it is able to achieve profitability with positive cash flows. To the extent sufficient financing is not available, the Company may not be able to, or may be delayed in, developing its offerings and meeting its obligations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate financing alternatives in order to satisfy its working capital and other cash requirements. The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has adversely disrupted and may further disrupt the operations at certain of our customers, partners, suppliers and other third-party providers. As a result of the pandemic, some of the Company’s customers experienced delays in their internal development programs and design cycles with the Company’s GaN products, which led to postponements of their orders of the Company’s products and postponements of determinations that the Company’s products will be used in their designs for new products under development, with corresponding delays in their market introduction and potentially the Company’s revenues. While the impact of the pandemic on the Company’s business and results of operations has not been significant to date, and the Company does not expect to see any significant impact in the near term, any future impact of the pandemic cannot be predicted with certainty and may, along with the global macroeconomic environment, make it more difficult or preclude the Company from raising additional capital, increase costs of capital and otherwise adversely affect the Company’s business, results of operations, financial condition and liquidity.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended December 31, 2022, but are not necessarily indicative of the results that will be reported for the entire fiscal year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted. The aforementioned unaudited condensed consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022. The consolidated balance sheet as of March 31, 2022 is derived from those audited financial statements.
Cost of goods sold, which was previously presented as a separate line item under operating expenses for the prior year comparable periods, was reclassed as a separate line item to arrive at gross (loss) profit in the condensed consolidated statement of operations.
Significant Accounting Policies
Descriptions of the Company’s significant accounting policies are included in Note 2 - Summary of Significant Accounting Policies in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, except for the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) as noted below.

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

•The Company did not reassess whether any expired or existing contracts are, or contain, leases. Additionally, the Company did not reassess for lease classifications of expired or existing leases, or initial direct costs for any existing leases.
•The Company elected the short-term lease exception, which allows the Company to account for leases with a lease term of twelve months or less similar to existing operating leases. The cost of these leases is disclosed, but is not recognized in the ROU asset and lease liability balances. Consistent with ASC 842 requirements, leases that are one month or less are not included in the disclosures.
Operating lease ROU assets represent the Company’s right to use the underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using incremental borrowing rate at the lease commencement date. The Company chose the practical expedients and reviewed the lease and non-lease components for any impairment or otherwise, subsequently determining that no cumulative-effect adjustment to equity was necessary as part of implementing the modified retrospective approach for its adoption of ASC 842. Operating lease expense, which is comprised of amortization of the ROU asset and the interest accreted on the lease liability, is recognized on a straight-line basis over the lease term and is recorded in lease expense in the condensed consolidated statements of operations.
Recently Issued Accounting Standards under Evaluation

Debt - In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. Among other provisions, the amendments in this ASU significantly change the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity such that fewer conversion features will require separate recognition, and fewer freestanding instruments, like warrants, will require liability treatment. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, excluding entities eligible to be smaller reporting companies as defined by the SEC. As the Company is a smaller reporting company, the ASU is effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and the adoption is not expected to have a significant impact on the consolidated financial statements.

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

Note 2 - Nexperia Arrangement
On April 4, 2018, the Company entered into a multi-element commercial arrangement with Nexperia B.V. (“Nexperia”), a related party through share ownership, including a development and license agreement, loan and security agreement and supply agreement, to obtain financing in exchange for the sale of equity instruments and performing certain technology and product development activities for Nexperia (collectively, the “Collaboration Arrangement”). Nexperia specializes in designing, manufacturing and selling a broad range of small discrete semiconductor devices that utilize components such as those manufactured by the Company. By entering into this Collaboration Arrangement, Nexperia gained access to technology that allows for the production of high power semiconductors for use in electric vehicles. Financing under the Collaboration Arrangement was comprised of the following elements:
•$16.0 million of equity financing;

•$9.0 million license fee for transfer of the Gen-3 manufacturing process;

•$15.0 million of term loans, separated into tranches for pre-funded projects; and

•$10.0 million revolving loan, secured against certain of the Company’s U.S. patents not relating to MOCVD or epiwafer technology.

Loan and Security Agreement
The LSA, entered into on April 4, 2018, originally comprised term loans in an aggregate principal amount of $15.0 million, separated into tranches for pre-funded projects, and a $10.0 million revolving loan, each of which bore 6% annual interest. In June 2020, $5.0 million of term loans was satisfied in full upon the Company’s transfer of its Gen-4 technology development to Nexperia, at which point the Company recognized $5.0 million as licensing revenue.
On May 18, 2021, Amendment No. 6 to the LSA was executed to (1) extend the maturity date for the revolving loan to the earlier of April 4, 2023 and the occurrence of specified change of control events, (2) add Parent as a guarantor of Transphorm Technology’s obligations under the LSA, and (3) convert $2.0 million of term loans into a revolving loan with the same terms and conditions as the existing revolving loan. See Note 8 - Debts.
On June 30, 2021, Amendment No. 7 to the LSA was executed to extend the maturity of the then-outstanding $8.0 million term loan to July 16, 2021.
On July 16, 2021, Nexperia agreed that the $8.0 million term loan was satisfied in full in connection with the Company transferring its Gen-5 and 900V technology developments to Nexperia, at which point the Company recognized $8.0 million as perpetual licensing revenue.

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
Option Agreement
The option agreement, entered into on May 18, 2021, establishes the parameters pursuant to which Nexperia, in certain limited instances, is permitted to exercise an option (the “Option”) to acquire TJE, a Japanese subsidiary of the Company through which the Company is engaged in the development, manufacturing and sales of GaN-based epitaxial wafer products. In general, the Option is exercisable upon (1) certain acquisitions of securities or assets of the Company or its subsidiaries by a Competitor (as defined in the option agreement) that results in the Company, directly or indirectly, owning less than a majority of TJE, which acquisition is followed by any material breach (that is not cured within a specified time period) by the Company or a subsidiary of its obligations with respect to epiwafer supply to Nexperia under the Supply Agreement, or (2) the unilateral termination by the Company of the Supply Agreement. The option agreement also establishes the material terms, including price and timing, for the exercise of the Option by Nexperia. The Option terminates (1) if the Option is not exercised by Nexperia prior to the date on which the option agreement terminates, or (2) on the first to occur of (a) the termination of the option agreement upon written agreement of the parties, (b) the mutual termination or expiration of the Supply Agreement, or (c) the first to occur of (i) two years following the date on which the Company notifies Nexperia of epiwafer qualification of a second source and (ii) April 1, 2028.
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

Note 3 - Revenue Recognition
The Company derives its revenues primarily through the sale and delivery of promised goods and services to distributors and end-users in various sectors such as, but not limited to, the gaming, industrial, IT, and consumer products industries. The Company disaggregates revenue based on the following contract types:

•Commercial Product and Service contracts, including contracts for sales of high-powered GaN-based products manufactured utilizing the Company’s proprietary and patented epiwafer technology and wafer fabrication and other assembly processes, sales of GaN epiwafers for the radio frequency and power markets, and the provision of epiwafer growth services and products to the Company’s strategic partners.
•Government contracts for research and development related services and activities.
•Licensing contracts, including licenses to use the Company’s patented proprietary technology.
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
Commercial Product and Service contracts
Performance obligations are satisfied, and revenue is recognized when control of a good or service promised in a contract is transferred to a customer using relative standalone selling prices. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service at a point in time, and revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to, in exchange for those products or services. The majority of the Company's revenue under commercial product and service contracts is derived from product sales.

Revenue is recognized over time if the customer receives the benefits as the Company performs work, if the customer controls the asset as it is being produced (continuous transfer of control), or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for performance to date. The Company recognizes revenue ratably over time under the cooperation and development agreement with Yaskawa Electric Corporation (“Yaskawa”), a related party through share ownership.
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
Government contracts
Government contract revenue is principally generated under research and development contracts with agencies of the U.S. government. Performance obligations under government contracts are satisfied over time because the customer receives the benefits as the Company performs work, the customer controls the asset as it is being produced (continuous transfer of control), and the Company has a contractual right to payment for performance to date.
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
In the case that the arrangement gives rise to variable consideration in the form of milestone and royalty payments, the Company evaluates the royalties to determine if they qualify for the sales and usage-based royalty exception. In the case of the Company’s royalty arrangement with Nexperia, the Company determined the royalties qualify for the sales and usage-based royalty exception, as the license of intellectual property is the predominant item to which the royalty relates and revenue is recognized upon the subsequent sale occurring. The variable amounts are recognized at the net consideration the Company expects to receive upon satisfaction of contractually agreed upon development targets and sales volumes.

Disaggregation of Revenue from Contracts with Customers
Revenue disaggregated by contract type is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Commercial product and service	$3,960	$3,623	$11,556	$8,127
Government (1)	533	981	1,763	2,996
Licensing	—	—	—	8,000
Revenue, net	$4,493	$4,604	$13,319	$19,123

(1) Government revenue from a Government Agency was $0.5 million and $1.0 million for the three months ended December 31, 2022 and 2021, respectively, and $1.6 million and $3.0 million for the nine months ended December 31, 2022 and 2021, respectively. The contract with the Government Agency ended December 31, 2022.
The Company recognized service revenue under commercial product and service contracts of $0.3 million and $1.4 million for the three and nine months ended December 31, 2022, respectively, and $0.4 million and $1.8 million for the three and nine months ended December 31, 2021, respectively.

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
Significant customers are those that represent 10% or more of revenue or accounts receivable.
Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Customer A	20.5%	10.9%	13.9%	49.8%
Customer B	10.6%	21.3%	11.8%	15.7%
Customer C	*	41.2%	23.2%	16.1%
Customer D	39.5%	*	24.4%	*
* Less than 10% of total
Accounts receivable, by percentage, from individual customers representing 10% or more of accounts receivable are set forth in the following table:

	As of
	December 31, 2022	March 31, 2022
Customer A	24.3%	20.1%
Customer B	*	19.4%
Customer C	10.0%	38.8%
Customer D	34.6%	*
Customer E	13.5%	*
* Less than 10% of total
Customers A and E are related parties and Customer B is a government agency. JCP Capital Management, LLC Limited is a majority stockholder of Customer C. Customer D is GaNovation. See Note 6 - Investment in Joint Venture and Note 14 - Related Party Transactions.

Note 5 - Inventory
Inventory consists of the following as of the dates presented (in thousands):

	December 31, 2022	March 31, 2022
Raw materials	$4,789	$2,412
Work in process	1,594	1,865
Sub-assembly	736	1,677
Finished goods	357	376
Total	$7,476	$6,330
The Company recorded inventory write-off of $2.8 million and $8 thousand for the three months ended December 31, 2022 and 2021, respectively. The Company recorded inventory write-off of $2.8 million and

$0.2 million for the nine months ended December 31, 2022 and 2021, respectively. The inventory write-offs resulted primarily from a decision in the current period to discontinue the evaluation of certain epiwafer inventory produced while bringing the Company’s reactors online following an internal risk assessment of using these epiwafer units in the Company’s manufacturing process, and in favor of allocating the Company’s resources to current and future epiwafer production and expansion efforts.

Note 6 - Investment in Joint Venture
Through July 31, 2021, the Company was party to a joint venture agreement (the “JVA”), by and among Aizu Fujitsu Semiconductor Limited, Fujitsu Semiconductor Limited (“FSL”), the Company and Transphorm Aizu for the ownership and operations of AFSW. Through July 31, 2021, the Company held a 49% interest in AFSW through Transphorm Aizu, the Company’s wholly-owned subsidiary established in Japan to manage the financial transactions around AFSW. Transphorm Aizu and FSL funded AFSW based on a mutually agreed funding schedule. Any outstanding balances were reviewed upon the conclusion of the JVA effective July 31, 2021 to assess unfunded commitment to joint venture liability. During the the nine months ended December 31, 2021, the Company recognized a $1.5 million gain, in other income, upon termination of the JVA and settlement of its obligation.

On April 1, 2020, FSL exercised its put option under the JVA and notified the Company that FSL intended to exit the joint venture by selling its 51% interest in AFSW to the Company. In December 2020, the Company entered into a joint venture agreement with JCP Capital Management, LLC Limited (“JCP”) (controlling party with 75% ownership) to create GaNovation, a joint venture company in Singapore, to engage in the business of distribution, development and supply of GaN products and, upon approval of the regulatory authorities in Japan, to purchase FSL’s and Transphorm’s interests in AFSW. In July 2021, regulatory authorities in Japan approved GaNovation’s purchase of 100% of the interests in AFSW from Transphorm and FSL. On July 20, 2021, Transphorm Aizu entered into a Share Purchase Agreement (the “Purchase Agreement”) with GaNovation, pursuant to which GaNovation agreed to acquire Transphorm’s 49% interest in AFSW from Transphorm Aizu for 1 Japanese Yen. The closing of the Purchase Agreement occurred on August 1, 2021. Following the closing of the Purchase Agreement and other concurrent transactions between GaNovation and FSL, GaNovation owns 100% of AFSW and Transphorm holds a 25% interest in GaNovation.

GaNovation (through AFSW) manufactures semiconductor products exclusively for its owners under manufacturing agreements at prices estimated to cover the cost of production. GaNovation was determined to be a variable interest entity as the equity at risk was not believed to be sufficient. GaNovation depends on its owners for any additional cash. The Company extended $2.6 million to GaNovation to fund operations of GaNovation for the nine months ended December 31, 2022 and $3.8 million to GaNovation and AFSW to fund operations of GaNovation and AFSW for the nine months ended December 31, 2021. The Company’s known maximum exposure to loss approximated the carrying value of its investment balance, which included the financing. Potential future losses could be higher than the carrying amount of the Company’s investment, as the Company is liable for other future operating costs or obligations of GaNovation. In addition, because Transphorm is currently committed to purchasing GaN wafers and production-related services from AFSW at pre-agreed pricing based upon the Company’s second generation products, the Company may be required to purchase products at a higher cost for its newer generation products. Investment in GaNovation was $0.6 million and $0.1 million as of December 31, 2022 and March 31, 2022, respectively.
For the period from April 1, 2022 through March 31, 2023, JCP is responsible for 75% of the funding obligations and losses of AFSW, while Transphorm is responsible for 25% of the funding obligations and losses of AFSW. Beginning April 1, 2023, JCP will be responsible for 67.5% of the funding obligations and losses of AFSW, while Transphorm will be responsible for 32.5% of the funding obligations and losses of AFSW, except that JCP’s total funding obligations or investment shall not exceed $35 million and Transphorm’s total funding obligations or investment shall not exceed $12 million for the three-year period beginning from August 1, 2021. Transphorm had invested $4.6 million on its funding obligation as of December 31, 2022.

The Company’s investment activities in GaNovation and AFSW for the periods presented are summarized below (in thousands):

	GaNovation		GaNovation	GaNovation / AFSW (1)
	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Beginning Balance	$414	$89	$143	$(1,866)
Investment	1,032	684	2,569	3,765
Loss	(799)	(712)	(2,065)	(3,294)
Gain	—	—	—	1,455
Effect of exchange rate change	—	—	—	1
Ending Balance	$647	$61	$647	$61
(1) Includes transactions for AFSW during the four months ended July 30, 2021.

     Summarized unaudited financial information of GaNovation and AFSW for the periods indicated are as follows (in thousands):

			GaNovation
			December 31, 2022	March 31, 2022
Current assets			$3,678	$4,259
Long-term assets			5,870	3,690
Other current liabilities			4,282	3,799
Due to controlling owner			4	(1)
Due to Transphorm			113	—
Net surplus			5,149	4,151

	GaNovation		GaNovation	GaNovation / AFSW (1)
	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
Sales	$3,926	$2,262	$9,958	$5,957
Gross loss	(2,716)	(2,338)	(6,964)	(7,094)
Net loss	(3,197)	(2,848)	(8,351)	(9,085)

(1) Includes sales of $2.2 million, gross loss of $(3.2) million and net loss of $(4.3) million for AFSW during the four months ended July 30, 2021.

Note 7 - Leases
On April 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842), using the optional transition method permitted by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. See Note 1 - Business and Basis of Presentation.

The Company’s operating leases are real estate leases which are comprised of the Company’s headquarters and offices in the United States and internationally with remaining lease terms ranging from one to eight years as of December 31, 2022. Certain lease arrangements contain extension options and, as these extension options are generally considered reasonably certain of exercise, they are included in the lease term. As most of the Company’s leases do not provide an explicit rate, the Company utilizes a 6.0% discount rate (based on the rate provided for under the LSA with Nexperia) at the commencement date to calculate the present value of lease payments.
In determining whether a contract contains a lease, the Company assesses whether an arrangement includes a lease at contract inception. Operating lease ROU assets and liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. The opening balances for operating lease ROU assets and lease liabilities were $3.5 million and $3.5 million, respectively, as of the adoption date of April 1, 2022. The outstanding balances of ROU assets and lease liabilities were $3.2 million and $3.2 million, respectively, as of December 31, 2022. The Company did not have any finance leases at December 31, 2022.

The following table presents the Company’s ROU assets and lease liabilities as of the date indicated (in thousands):

December 31, 2022
Operating lease ROU assets	$3,173

Operating lease liabilities	$536
Operating lease liabilities, net of current portion	2,670
Total operating lease liability	$3,206
Weighted average remaining lease terms for the Company’s operating leases were 5.8 years and the weighted average discount rate for the Company's operating leases was 6.0 percent as of December 31, 2022. Operating lease expense and short-term lease expense were $0.2 million and $0.1 million, respectively, for the three months ended December 31, 2022 and $0.6 million and $0.2 million, respectively, for the nine months ended December 31, 2022. Cash paid, and included in cash flows from operating activities, for amounts included in the measurement of the lease liability for the Company's operating leases was $0.2 million and $0.5 million for the three and nine months ended December 31, 2022, respectively.
The following table presents the Company's remaining lease liabilities by maturity for the periods indicated (in thousands):

Year Ending March 31,
2023	$179
2024	710
2025	674
2026	659
2027	616
Thereafter	984
Lease payments	3,822
Less: interest	(616)
Present value of lease liability	$3,206

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
The revolving loans are recorded based on principal in the amount of $12.0 million and accrued interest (6% interest per annum). The Company recorded interest expense of $0.2 million for each of the three months ended December 31, 2022 and 2021, and $0.6 million and $0.5 million for the nine months ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, the scheduled maturity, including accrued interest, of the Company’s borrowings under the revolving credit facility were as follows (in thousands):

Year Ending March 31,
2023	$184
2024	12,000
Total	$12,184

Promissory Note
In October 2017, the Company issued an unsecured subordinated convertible promissory note to Yaskawa (the “Yaskawa Note”) for $15.0 million. The stated interest rate of the Yaskawa Note was 1.0%, and principal plus interest was due on the earlier of September 30, 2022, or the date of the occurrence of an Event of Default, Change of Control or an Initial Public Offering (all terms as defined in the Yaskawa Note). In February 2020, the Yaskawa Note was amended to be convertible at the option of the holder into a maximum of 3,076,171 shares of the Company’s common stock at a conversion price of $5.12 per share.
On October 4, 2021, the Company entered into a Note Amendment and Conversion Agreement with Yaskawa to (i) reduce the conversion price of the Yaskawa Note from $5.12 per share to $5.00 per share and (ii) remove the limitation on the maximum number of shares of the Company’s common stock that could be issued upon conversion of the Yaskawa Note. Yaskawa simultaneously elected to convert the outstanding principal amount (plus accrued but unpaid interest) under the Yaskawa Note, which as of the effective date of the conversion totaled $15.6 million, into an aggregate of 3,120,000 shares of common stock. The Company also issued to Yaskawa a warrant to purchase up to 650,000 shares of common stock at an exercise price of $6.00 per share, with a term of three years. On October 4, 2021, the Company recognized $1.2 million gain, in other income, upon the conversion of the Yaskawa Note.
Pursuant to ASC 825-10-15-4, the Company elected to apply the fair value option for the promissory note and fair value of promissory note increased $0.6 million for the nine months ended December 31, 2021. In connection with its promissory note obligation, the Company recorded interest expense of $3 thousand and $0.1 million for the three and nine months ended December 31, 2021, respectively. In accordance with the terms of the promissory note, interest is added to the principal balance and is reflected in the carrying value on the condensed consolidated balance sheet.
In December 2020, the Company entered into a cooperation and development agreement with Yaskawa, pursuant to which Yaskawa agreed to provide $4.0 million over approximately three years to fund development activities related to industrial power conversion applications, with an initial focus on servo motor drive applications. Yaskawa provided payments of $1.0 million and $0.8 million of this $4.0 million commitment in December 2020 and July 2021, respectively. With respect to the $1.8 million payment, the Company recognized $0.3 million and $0.4 million as revenue for the three months ended June 30, 2021 and September 30, 2021, respectively. The Company also recorded $0.4 million as revenue for services rendered for the three months ended June 30, 2022. The cooperation and development agreement was subsequently amended to provide for two separate commitments of $2.5 million and $1.5 million, respectively. The $2.5 million contract was fully recognized as of June 30, 2022 and the $1.5 million contract will be recognized over 19 months until December 31, 2023. Accordingly, with respect to the $1.5 million contract, the Company recognized $0.2 million as revenue for services rendered for each of the three months ended June 30, 2022, September 30, 2022 and December 31, 2022.

Note 9 - Commitments and Contingencies
Commitment with a Government Agency
In connection with a contract with a government agency, the Company entered into commitments to acquire equipment and services from vendors totaling $7.4 million, all of which is reimbursable. Under this contract, which expired in December 2022, the Company made total purchases of $7.4 million as of December 31, 2022, of which $7.4 million was reimbursed by the government agency as of December 31, 2022. During the nine months ended December 31, 2022, the Company made purchases of $0.2 million and remaining accounts payable to the vendors was $0.1 million as of December 31, 2022.
In September 2021, the Company was awarded a $0.9 million contract with a $0.5 million option by a government agency for delivering epiwafer technology and the expiration date of the contract is May 2023. During the nine months ended December 31, 2022, the Company billed and received $0.4 million related to such contract.
Cooperation Agreement
On December 30, 2022, and effective as of December 18, 2022, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with GaNext (Zhuhai) Technology Co., Ltd (“GaNext”). Among other things, the Cooperation Agreement calls for certain royalties including a royalty due to the Company in the event that GaNext utilizes epiwafers not provided by the Company (such royalties are based on time and volume with a minimum floor), and a royalty payable by the Company in the event the Company utilizes certain future platform that may be developed independently by GaNext (such royalties are based on time and volume, and half the amount per wafer of the royalties GaNext would pay the Company when utilizing epiwafers not provided by the Company).

Other Commitment
In July 2022, the Company placed an order for a reactor from Aixtron, Inc. for a total purchase price of $2.8 million. As of December, 31 2022, the Company had $1.4 million remaining to be paid on the commitment.
Contingencies

During the ordinary course of business, the Company may become a party to legal proceedings incidental to its business. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Legal cost is expensed as incurred.

On April 5, 2022, Joel Newman, an alleged holder of the Company’s common stock, filed a complaint in the Delaware Court of Chancery derivatively against the Company’s directors and KKR Phorm Investors L.P. (“Phorm”). The complaint alleges that the directors and Phorm breached their fiduciary duties, and the directors committed waste, because the terms of the November 5, 2021 private placement in which Phorm participated were unfairly favorable to Phorm. The directors have the right to advancement from the Company of expenses incurred defending the claims. On July 11, 2022, plaintiff filed an amended complaint, on which the parties completed briefing on January 9, 2023. A hearing on the motion to dismiss is scheduled for May 9, 2023. The Company is unable to estimate the potential loss or range of loss, if any, associated with this lawsuit.

The Company is not aware of any material legal claims or assessments other than disclosed above. Although the results of litigation and claims are inherently unpredictable, management believes (in consultation with legal counsel) there was not at least a reasonable possibility that the Company had incurred a material loss with respect to any loss contingencies as of December 31, 2022 and through the issuance of these financial statements.
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

Note 10 - Stockholders’ Equity

In April 2021, the Company issued 97,099 shares of common stock as payment of $0.5 million pursuant to a one year internet advertising contract with SRAX, Inc.
In October 2021, the Company issued 3,120,000 shares of common stock to Yaskawa upon the conversion of $15.6 million of outstanding principal and accrued interest under the Yaskawa Note.
In January and February 2022, the Company withheld an aggregate of 97,249 shares of common stock upon the vesting of restricted stock units to satisfy employee withholding tax obligations.
In July and October 2022, the Company withheld an aggregate of 1,620 shares of common stock upon the vesting of restricted stock units to satisfy employee withholding tax obligations.
As of December 31, 2022, 750,000,000 shares of common stock are authorized, of which 56,861,743 shares of common stock were issued and outstanding, and 5,000,000 shares of preferred stock are authorized, none of which were issued and outstanding. The Company’s Board of Directors has the ability to designate the rights, preferences and privileges for the preferred stock.
Private Placements
On August 13, 2021, the Company sold 1,000,000 shares of common stock in a private placement offering at a purchase price of $5.00 per share with gross proceeds of $5.0 million (before deducting legal costs of $22 thousand).

On November 5, 2021 and November 9, 2021, the Company sold an aggregate of 6,600,000 shares of common stock in a private placement offering at a purchase price of $5.00 per share, with aggregate gross proceeds of $33.0 million (before deducting placement agent fees and other offering expenses, which were an aggregate of $0.8 million). Pursuant to the purchase agreements entered into with the investors in this offering, each investor had the right (but not the obligation), subject to the satisfaction of customary closing conditions, to purchase and acquire from the Company (i) additional shares of common stock at a purchase price of $5.00 per share and (ii) additional warrants to purchase shares of common stock. On June 2, 2022, in connection with the investors’ exercise of such purchase rights, the Company sold 3,199,999 shares of common stock for aggregate gross proceeds of $16.0 million (before deducting placement agent fees and other offering expenses, which were an aggregate of $0.3 million).

On December 7, 2021, the Company sold 1,673,152 shares of common stock in a private placement offering at a purchase price of $7.71 per share, with aggregate gross proceeds of $12.9 million (before deducting a finder’s fee and other offering expenses, which were an aggregate of $0.3 million).
Common Stock
Common stockholders are entitled to dividends, as and when declared by the Company’s Board of Directors, subject to the priority dividend rights of the holders of other classes of stock. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
The Company has reserved shares of common stock for future issuance as of the date presented as follows:

December 31, 2022
Equity incentive plans	9,092,751
Common stock warrants	3,323,966
Total	12,416,717

Common Stock Warrants

In connection with the private placements disclosed above, the Company issued warrants as follows.
On August 13, 2021, the Company issued warrants to purchase 209,000 shares of common stock at an exercise price of $6.00 per share. On November 5, 2021, the Company issued warrants to purchase 958,334 shares of common stock at an exercise price of $6.00 per share. On November 9, 2021, the Company issued warrants to purchase 416,667 shares of common stock at an exercise price of $6.00 per share. On December 7, 2021, the Company issued warrants to purchase 348,649 shares of common stock at an exercise price of $9.25 per share. On February 10, 2022, the Company issued warrants to purchase 20,233 shares of common stock at an exercise price of $8.48 per share. On June 2, 2022, the Company issued warrants to purchase 666,668 shares of common stock at an exercise price of $6.00 per share. These warrants are exercisable by paying cash or by cashless exercise. The exercise price of the warrants is subject to standard anti-dilution adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment. The Company has determined that these warrants are subject to equity treatment because warrant holders have no right to demand cash settlement and there are no unusual anti-dilution rights.

On October 4, 2021, the Company issued warrants to purchase 650,000 shares of common stock at an exercise price of $6.00 per share upon Yaskawa Note conversion.

On January 5, 2022, the Company issued 13,028 shares of common stock in connection with the cashless exercise of a warrant. On January 10, 2022, the Company issued 82,500 shares of common stock in connection with the exercise of a warrant at an exercise price of $3.30 per share.

The following warrants to purchase common stock were outstanding as of December 31, 2022:

Number of Shares	Exercise Price	Expiration Date
209,000	$6.00	August 13, 2024
650,000	6.00	October 4, 2024
1,416,669	6.00	November 5, 2024
625,000	6.00	November 9, 2024
348,649	9.25	December 7, 2024
20,233	8.48	December 10, 2025
45,000	3.30	December 23, 2025
6,046	34.74	5 years after an initial public offering of the Company
3,369	54.41	5 years after an initial public offering of the Company
3,323,966

Note 11 - Stock-Based Compensation
The 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the Company’s stockholders on February 11, 2020. The 2020 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, and performance shares to employees, directors and consultants.
Subject to the adjustment provisions of the 2020 Plan and the automatic annual increase described below, the maximum aggregate number of shares of common stock that may be issued under the 2020 Plan is 5,050,000 shares, which includes (i) 2,588,077 shares initially reserved for issuance, plus (ii) any shares of the Company’s common stock subject to issued and outstanding awards under the Transphorm Technology 2007 Stock Plan or the Transphorm Technology 2015 Equity Incentive Plan that, on or after February 12, 2020, expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of shares to be added to the 2020 Plan pursuant to this clause (ii) equal to 2,461,923 shares.
Subject to the adjustment provisions of the 2020 Plan, the number of shares of common stock available for issuance under the 2020 Plan will also include an annual increase on the first day of each fiscal year beginning with the Company’s 2022 fiscal year and ending on (and including) the Company’s 2030 fiscal year, in an amount equal to the least of: (i) 5,000,000 shares of common stock; (ii) five percent (5%) of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; or (iii) such number of shares of common stock as the administrator of the 2020 Plan may determine. On April 1, 2022, 2,668,965 shares were added to the 2020 Plan pursuant to such automatic annual increase provision.
As of December 31, 2022, there were 2,929,485 stock options outstanding, 1,018,478 RSUs outstanding and 5,144,788 shares available for grant under the 2020 Plan.
Stock Options

The following table summarizes stock option activity and related information for the periods presented:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at October 1, 2022	3,045,662	$4.89	5.80	$1,783
Options granted	87,803	4.77
Options exercised	(154,904)	4.22
Options canceled	(49,076)	5.25
Outstanding at December 31, 2022	2,929,485	4.92	5.76	2,608
Exercisable at December 31, 2022	2,221,319	4.62	4.70	2,342

Outstanding at October 1, 2021	2,506,531	$4.77	5.67	$590
Options granted	473,077	6.52
Options exercised	—	—
Options canceled	(21,704)	9.32
Outstanding at December 31, 2021	2,957,904	5.02	6.14	9,218
Exercisable at December 31, 2021	2,227,540	4.61	5.00	7,958
(1) Intrinsic value represents the excess of the fair value on the last day of the period (which was $5.44 and $8.00 as of December 31, 2022 and 2021, respectively) over the exercise price, multiplied by the number of options.

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at April 1, 2022	2,879,008	$4.88	6.02	$6,747
Options granted	281,712	5.09
Options exercised	(168,326)	4.22
Options canceled	(62,909)	5.75
Outstanding at December 31, 2022	2,929,485	4.92	5.76	2,608
Exercisable at December 31, 2022	2,221,319	4.62	4.70	2,342

Outstanding at April 1, 2021	2,543,125	$4.82	6.05	$—
Options granted	528,077	6.31
Options exercised	(31,925)	4.21
Options canceled	(81,373)	7.46
Outstanding at December 31, 2021	2,957,904	5.02	6.14	9,218
Exercisable at December 31, 2021	2,227,540	4.61	5.00	7,958
(1) Intrinsic value represents the excess of the fair value on the last day of the period (which was $5.44 and $8.00 as of December 31, 2022 and 2021, respectively) over the exercise price, multiplied by the number of options.
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

The assumptions used to value options granted to employees during the periods presented were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Weighted average expected life (in years)	5.66	5.58	5.68	5.88
Risk-free interest rate	3.73% - 3.75%	1.32%	3.12% - 3.75%	1.30%
Expected volatility	45.91% - 47.20%	42.65%	42.49% - 47.20%	42.77%
Grant date fair market value	$4.77	$6.55	$4.77 - $5.24	$6.34
Grant date fair value	$2.21- $2.30	$3.11	$2.21 - $3.01	$2.99
Dividend yield	—%	—%	—%	—%
Option Modifications
During the three months ended December 31, 2022, the Company recognized $0.3 million in incremental compensation cost as a result of an amendment to a former employee’s option agreements to allow for an extended post termination exercise period.

Restricted Stock Units
During the three months ended September 30, 2021, the Company granted 35,000 RSUs, 25 percent of which are scheduled to vest after one year and the remainder of which are scheduled to vest in equal quarterly installments over the next three years, in each case subject to the RSU holders’ continued status as a service provider to the Company through each vesting date. During the three months ended September 30, 2022, the Company granted 164,440 RSUs that are scheduled to vest within four years, in each case subject to the RSU holders’ continued status as a service provider to the Company through each vesting date. During the three months ended December 31, 2022, the Company granted 75,250 RSUs that are scheduled to vest annually over three years, in each case subject to the RSU holders’ continued status as a service provider to the Company through each vesting date.

The following table summarizes RSU activity and related information for the periods presented:

	December 31, 2022
	Three Months Ended		Nine Months Ended
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at beginning of period	1,027,754	$4.96	954,775	$4.61
Granted	75,250	4.77	239,690	5.09
Vested	(80,551)	7.17	(115,731)	6.31
Canceled	(3,975)	4.04	(60,256)	3.98
Balance at end of period	1,018,478	4.77	1,018,478	4.77

	December 31, 2021
	Three Months Ended		Nine Months Ended
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at beginning of period	951,637	$3.96	935,397	$3.96
Granted	307,640	6.60	342,640	6.31
Vested	(9,750)	3.75	(12,750)	3.75
Canceled	(1,520)	3.85	(17,280)	3.97
Balance at end of period	1,248,007	4.61	1,248,007	4.61
On December 16, 2022 the Board approved $0.5 million worth of RSU grants for which shares were to be determined on January 1, 2023 and which shall vest on January 1, 2024. On January 1, 2023, the total number of RSU awards under this grant was determined to be 93,895.

Stock-Based Compensation

The accompanying condensed consolidated statement of operations includes stock-based compensation expense for the periods presented as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Cost of revenue	$88	$52	$180	$118
Research and development	410	145	365	383
Sales and marketing	62	88	171	159
General and administrative	563	563	1,626	1,196
Total	$1,123	$848	$2,342	$1,856
Unrecognized Stock-Based Compensation

Unrecognized stock-based compensation expense as of dates presented was as follows (in thousands, except years):

	December 31, 2022		December 31, 2021
	Unrecognized Expense	Average Expected Recognition Period (in years)	Unrecognized Expense	Average Expected Recognition Period (in years)
Stock options	$1,553	1.17	$1,531	2.23
Restricted stock	1,979	1.59	3,117	1.74
Total	$3,532	1.41	$4,648	1.90

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

On October 4, 2021, the promissory note of $15.6 million, consisting of an outstanding principal amount of $15.0 million plus accrued but unpaid interest of $0.6 million, was converted into an aggregate of 3,120,000 shares of common stock. See Note 8 - Debts and Note 10 - Stockholders’ Equity.

The Company recorded interest expense of $3 thousand and $77 thousand for the three and nine months ended December 31, 2021, respectively. Fair value of promissory note decreased by $0.6 million for the nine months ended December 31, 2021.

Derivative Assets and Liabilities. For derivatives, the Company uses forward contract and option models employing market observable inputs, such as spot currency rates and forward points. The Company has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, therefore the derivatives are categorized as Level 2. As of December 31, 2022 the fair value of the Company’s derivative assets were $0.1 million and there were no derivative liabilities. The Company had no derivative assets or liabilities as of March 31, 2022.

Note 13 - Derivative Instruments and Hedging Activities
Foreign Currency Forward and Option Contracts. The Company uses foreign currency forward and option contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities, specifically those associated with its Japanese operations. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of its foreign currency-denominated assets and liabilities change. The Company has not elected to account for these contracts as hedge instruments and as such, gains and losses on these contracts are included in other income (expense), net in the Company's condensed consolidated statements of operations, along with foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with this foreign currency forward and option contracts. During the three months ended December 31, 2022, the Company entered into four quarterly tiered collar contracts with quarterly maturities ending January 2024. During three months ended December 31, 2022 the Company recognized net gains of $0.1 million associated with these contracts.
The following table presents the fair value of derivative instruments recognized in the Company's condensed consolidated balance sheets as of December 31, 2022 (in thousands):

	Derivative Not Designated as Hedging Instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Balance Sheet
Prepaid expenses and other current assets	$75	$75	$—	$75
Net	$75	$75	$—	$75

Note 14 - Related Party Transactions
The Company entered into the following related party transactions for the periods indicated (in thousands):

	December 31, 2022
	Three Months Ended	Nine Months Ended
Joint Venture-GaNovation:
Product sale	$1,774	$3,246
Service revenue	67	131
Inventory purchase	96	345
Cost of goods sold	1,030	2,738
Research and development expense	141	330
Consumption tax	91	311
Employee and related benefits	35	124
Yaskawa:
Revenue per a cooperation and development agreement	221	991
Nexperia:
Product sale	923	1,778
Service fee income	—	66
Reimbursements in license maintenance fee	13	88
Interest expense	184	550
As of December 31, 2022, total due from related parties was $2.2 million, consisting of $1.3 million due from GaNovation and $0.9 million accounts receivable from Nexperia. As of December 31, 2022, total due to related parties was $1.2 million to GaNovation and $0.2 million to Nexperia.

The Company entered into the following related party transactions for the periods indicated (in thousands):

	December 31, 2021
	Three Months Ended	Nine Months Ended
Joint Venture-GaNovation (1):
Inventory purchase	$70	$140
Cost of goods sold	791	2,306
Research and development expense	102	401
Consumption tax	55	92
Employee and related benefits	124	221
Gain upon termination of JVA and settlement of its obligation	—	1,455
Yaskawa:
Revenue per a cooperation and development agreement	375	1,084
Gain on Yaskawa promissory note conversion	1,221	1,221
Non-controlling stockholder:
Product sale	—	19
License maintenance fee	—	111
Consulting expense	—	176
GaNovation:
Product sale	251	405
Nexperia:
Product sale	504	1,010
License fee income	—	8,479
Reimbursements in license maintenance fee	38	113
Interest expense	184	534
(1) Includes transactions for AFSW during the four months ended July 30, 2021.

As of March 31, 2022, total due from related parties was $1.2 million, consisting of $719 thousand due from the joint venture and $515 thousand accounts receivable from a stockholder and noteholder of the Company. As of March 31, 2022, total accounts payable to related parties was $760 thousand to the joint venture and $102 thousand to Nexperia.

Note 15 - Subsequent Events
The Company has evaluated subsequent events through the filing date or the issuance of these financial statements and is not aware of any material items that would require disclosure in the notes to the financial statements or would be required to be recognized as of December 31, 2022.

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
We received our first product order “in volume” (i.e., greater than ten thousand units) for our Gen-2-based TO247 products in January 2018. We introduced our Gen-3 products in June 2018. Also in 2018, we were awarded a contract from the U.S. Navy to become a supplier for GaN epiwafer products for use by the U.S. Department of Defense. In the year ended March 31, 2022, we recognized $8.0 million of perpetual licensing revenue from Nexperia related to Gen-5 and 900V technology development.
Since our inception, we have devoted substantial resources to the research and development of GaN power devices and the protection and enhancement of our intellectual property and have incurred significant operating losses. Our net loss was $21.8 million and $5.2 million for the nine months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, our accumulated deficit was $200.4 million. Substantially all of our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.
Our revenue for the nine months ended December 31, 2022 was $13.3 million, of which $6.2 million was from related parties. Our revenue for the nine months ended December 31, 2021 was $19.1 million, of which $10.6 million was from related parties. For the nine months ended December 31, 2022 and 2021, we had four and three customers, respectively, that each accounted for more than ten percent of our revenue. Together, these customers accounted for 73.3% and 81.6% of our revenue during the nine months ended December 31, 2022 and 2021, respectively.
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

Private Placements

On August 13, 2021, we sold 1,000,000 shares of common stock in a private placement at a purchase price of $5.00 per share, with aggregate gross proceeds of $5.0 million (before deducting legal costs of $22 thousand).
On November 5, 2021 and November 9, 2021, we sold an aggregate of 6,600,000 shares of common stock in a private placement at a purchase price of $5.00 per share, with aggregate gross proceeds of $33.0 million (before deducting placement agent fees and other offering expenses, which were an aggregate of $0.8 million). Pursuant to the purchase agreements entered into with the investors in this offering, each investor had the right (but not the obligation), subject to the satisfaction of customary closing conditions, to purchase additional shares of common stock at a purchase price of $5.00 per share. On June 2, 2022, in connection with the investors’ exercise of such purchase rights, we sold 3,199,999 shares of common stock in a private placement for aggregate gross proceeds of $16.0 million (before deducting placement agent fees and other offering expenses, which were an aggregate of $0.3 million).

On December 7, 2021, we sold 1,673,152 shares of common stock in a private placement at a purchase price of $7.71 per share, with aggregate gross proceeds of $12.9 million (before deducting a finder’s fee and other offering expenses, which were an aggregate of $0.3 million).

In connection with the private placements disclosed above, we issued warrants as follows.
On August 13, 2021, we issued warrants to purchase 209,000 shares of common stock at an exercise price of $6.00 per share. On November 5, 2021, we issued warrants to purchase 958,334 shares of common stock at an exercise price of $6.00 per share. On November 9, 2021, we issued warrants to purchase 416,667 shares of common stock at an exercise price of $6.00 per share. On December 7, 2021, we issued warrants to purchase 348,649 shares of common stock at an exercise price of $9.25 per share. On February 10, 2022, we issued warrants to purchase 20,233 shares of common stock at an exercise price of $8.48 per share. On June 2, 2022, we issued warrants to purchase 666,668 shares of common stock at an exercise price of $6.00 per share. These warrants are exercisable by paying cash or by cashless exercise. The exercise price of the warrants is subject to standard anti-dilution adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment. We have determined that these warrants are subject to equity treatment because warrant holders have no right to demand cash settlement and there are no unusual anti-dilution rights.

Key Factors Affecting Our Performance
A number of industry factors affect our business, including:
Overall Demand for Products and Applications Using GaN Devices. Our potential for growth depends significantly on the adoption of GaN materials and devices in the power markets and GaN epiwafer material products in the radio frequency markets, the expansion of the use of GaN devices in infrastructure, IT, datacenter, industrial, automotive and consumer applications such as fast charger/adapter and gaming power supplies, and our ability to win new designs for these applications. Demand also fluctuates based on various market cycles, fluctuations in supply chains, trade and tariff terms, and the competitive dynamics in each of the respective markets. These uncertainties make demand difficult to forecast for us and our customers. Some of our customers have experienced delays in their internal development programs and design cycles with our GaN products due to the effects of the COVID-19 pandemic, which led to postponements of their orders of our products and postponements of determinations that our products will be used in their designs for new products under development, with corresponding delays in their market introduction and potentially our revenues.
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
Operating Expenses
Research and Development. Research and development expenses consist primarily of compensation and related costs for personnel, including stock-based compensation and employee benefits as well as costs associated with design, fabrication, packaging and testing of GaN devices. In addition, research and development expenses include depreciation expenses related to our fixed assets. We expense research and development expenses as incurred. As we continue to invest in developing our technology for new products, we expect research and development expenses in future periods to remain flat or moderately increase in absolute dollars and decrease as a percentage of revenue.
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

Results of Operations
Comparison of the Three Months Ended December 31, 2022 and 2021
The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated (in thousands, except percentages):

	Three Months Ended December 31,		Change
	2022	2021	Amount	Percentage
Revenue, net	$4,493	$4,604	$(111)	(2.4)%
Cost of goods sold	7,162	3,935	3,227	82.0
Gross (loss) profit	(2,669)	669	(3,338)	(499.0)
Operating expenses:
Research and development	2,325	1,609	716	44.5
Sales and marketing	1,447	976	471	48.3
General and administrative	3,457	2,852	605	21.2
Total operating expenses	7,229	5,437	1,792	33.0
Loss from operations	(9,898)	(4,768)	(5,130)	107.6
Interest expense	184	187	(3)	(1.6)
Loss in joint venture	799	712	87	12.2
Other income, net	(421)	(1,503)	1,082	(72.0)
Loss before tax expense	(10,460)	(4,164)	(6,296)	151.2
Tax expense	—	—	—	—
Net loss	$(10,460)	$(4,164)	$(6,296)	151.2%
Revenue decreased $0.1 million, or 2.4 percent, to $4.5 million for the three months ended December 31, 2022 from $4.6 million for the same period in 2021. The decrease is due primarily to a $0.4 million decrease in government contract revenue and a $0.1 million decrease in service revenue, partially offset by an increase in commercial product and services revenue, as compared to the same period in 2021.

Cost of goods sold increased $3.2 million, or 82.0 percent, to $7.2 million for the three months ended December 31, 2022 from $3.9 million for the same period in 2021, due primarily to a $2.8 million inventory write-off. The inventory write-offs resulted primarily from a decision to discontinue the evaluation of certain epiwafer inventory produced while bringing our reactors online following an internal risk assessment of using these epiwafer units in our manufacturing process, and in favor of allocating resources to current and future epiwafer production and expansion efforts.
Gross (loss) profit decreased $3.3 million, or 499.0 percent, to $(2.7) million for the three months ended December 31, 2022 from $0.7 million for the same period in 2021. Gross (loss) profit margin decreased 73.9 percent to (59.4) percent for the three months ended December 31, 2022 from 14.5% for the same period in 2021, due primarily to a $2.8 million inventory write-off.
Research and development expense increased $0.7 million, or 44.5 percent, to $2.3 million for the three months ended December 31, 2022 from $1.6 million for the same period in 2021, due primarily to a (i) $0.4 million decrease in government contract revenue for which certain expenses otherwise classified as research and development expense were instead recognized in cost of goods sold and general and administrative expense and (ii) $0.3 million increase in costs related to stock-based compensation expense.

Sales and marketing expense increased $0.5 million, or 48.3 percent, to $1.4 million for the three months ended December 31, 2022 from $1.0 million for the same period in 2021, due primarily to a $0.4 million increase in costs related to salaries and stock-based compensation expense.

General and administrative expense increased $0.6 million, or 21.2 percent, to $3.5 million for the three months ended December 31, 2022 from $2.9 million for the same period in 2021, due primarily to a $0.6 million increase in costs related to salaries.

Interest expense was $0.2 million for our revolving credit facility with Nexperia, a related party, for the three months ended December 31, 2022. Interest expense of $0.2 million for the same period in 2021 consists of $0.2 million for our revolving credit facility with Nexperia and $3 thousand for our then-outstanding note payable to Yaskawa, a related party.

Loss in joint venture was $0.8 million for the three months ended December 31, 2022, compared with $0.7 million for the same period in 2021.

Other income, net of other expenses, decreased $1.1 million, or 72.0 percent, to $0.4 million for the three months ended December 31, 2022 from $1.5 million for the same period in 2021, due primarily to recognition of a $1.2 million gain on promissory note conversion during the three months ended December 31, 2021.

Comparison of the Nine Months Ended December 31, 2022 and 2021
The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated (in thousands, except percentages):

	Nine Months Ended December 31,		Change
	2022	2021	Amount	Percentage
Revenue, net	$13,319	$19,123	$(5,804)	(30.4)%
Cost of goods sold	14,444	8,741	5,703	65.2
Gross (loss) profit	(1,125)	10,382	(11,507)	(110.8)
Operating expenses:
Research and development	5,895	5,023	872	17.4
Sales and marketing	3,596	2,488	1,108	44.5
General and administrative	9,818	8,309	1,509	18.2
Total operating expenses	19,309	15,820	3,489	22.1
Loss from operations	(20,434)	(5,438)	(14,996)	275.8
Interest expense	550	611	(61)	(10.0)
Loss in joint venture	2,065	3,294	(1,229)	(37)
Changes in fair value of promissory note	—	(605)	605	(100.0)
Other income, net	(1,241)	(3,502)	2,261	(64.6)
Loss before tax expense	(21,808)	(5,236)	(16,572)	316.5
Tax expense	—	—	—	—
Net loss	$(21,808)	$(5,236)	$(16,572)	316.5%
Revenue decreased $5.8 million, or 30.4 percent, to $13.3 million for the nine months ended December 31, 2022 from $19.1 million for the same period in 2021. The decrease is due primarily to an $8.0 million decrease in licensing revenue from Nexperia, combined with a smaller decrease in government contract revenue, partially offset by an increase in commercial product revenue, as compared to the same period in 2021.

Cost of goods sold increased $5.7 million, or 65.2 percent, to $14.4 million for the nine months ended December 31, 2022 from $8.7 million for the same period in 2021, due primarily to costs directly associated with increased commercial product and services sales and a $2.8 million inventory write-off. The inventory write-offs resulted primarily from a decision to discontinue the evaluation of certain epiwafer inventory produced while bringing our reactors online following an internal risk assessment of using these epiwafer units in our manufacturing process, and in favor of allocating resources to current and future epiwafer production and expansion efforts.
Gross (loss) profit decreased $11.5 million, or 110.8 percent, to $(1.1) million for the nine months ended December 31, 2022 from $10.4 million for the same period in 2021. Gross (loss) profit margin decreased 62.7 percent to (8.4) percent for the nine months ended December 31, 2022 from 54.3 percent for the same period in 2021. The decrease is due primarily to a (i) $8.0 million decrease in licensing revenue from Nexperia and (ii) $2.8 million inventory write-off during the nine months ended December 31, 2022.
Research and development expense increased $0.9 million, or 17.4 percent, to $5.9 million for the nine months ended December 31, 2022 from $5.0 million for the same period in 2021, due primarily to a $1.1 million decrease in government contract revenue for which certain expenses otherwise classified as research and development expense were instead recognized in cost of goods sold and general and administrative expense.

Sales and marketing expense increased $1.1 million, or 44.5 percent, to $3.6 million for the nine months ended December 31, 2022 from $2.5 million for the same period in 2021, due primarily to a (i) $0.7 million increase in costs related to salaries and stock-based compensation expenses and (ii) $0.3 million increase in consulting expense.

General and administrative expense increased $1.5 million, or 18.2%, to $9.8 million for the nine months ended December 31, 2022 from $8.3 million for the same period in 2021, due primarily to a (i) $1.3 million increase in costs related to salaries and stock-based compensation expenses and (ii) $0.3 million increase in consultant costs.

Interest expense was $0.6 million for our revolving credit facility with Nexperia for the nine months ended December 31, 2022. Interest expense of $0.6 million for the same period in 2021 consists of $0.5 million for our revolving credit facility with Nexperia and $0.1 million for our then-outstanding note payable to Yaskawa.

Loss in joint venture was $2.1 million for the nine months ended December 31, 2022, compared with $3.3 million for the same period in 2021 due to a reduction in our percentage ownership of the joint venture that owns AFSW.

Changes in the fair value of promissory note were no gain/loss and $0.6 million gain for the nine months ended December 31, 2022 and 2021, respectively.

Other income, net of other expenses, decreased $2.3 million, or 64.6 percent, to $1.2 million for the nine months ended December 31, 2022 from $3.5 million for the same period in 2021, due primarily to recognition of a (i) $1.5 million gain upon termination of our joint venture agreement with FSL and (ii) $1.2 million gain on promissory note conversion during the nine months ended December 31, 2021.

Liquidity and Capital Resources
Our principal sources of liquidity have been cash generated by issuing stock and promissory notes and, more recently, cash generated from operations. During the year ended March 31, 2022 and nine months ended December 31, 2022, we raised gross proceeds of $50.0 million and $16.0 million, respectively, from the sale of common stock in private placements, and used $19.7 million and $18.6 million, respectively, of cash in operations.
As of December 31, 2022, we had cash and cash equivalents and restricted cash of $23.6 million, other current assets of $12.8 million and current liabilities of $18.4 million, resulting in working capital (including restricted cash) of $18.0 million. Our current liabilities include an outstanding $12.0 million revolving loan with Nexperia that matures on the earlier of April 4, 2023 and the occurrence of specified change of control events.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, considering our working capital (including restricted cash) of $18.0 million as of December 31, 2022, our historical losses from operations (during the three and nine months ended December 31, 2022, the we used $8.8 million and $18.6 million in cash from operations), and the future expected losses, there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. While we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans until at least June 2023, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.
In response to the factors noted above, management plans to raise additional working capital to fund operations through the issuance of stock to investors, license of intellectual property and/or issuance of notes payable. However, there is no assurance that the Company will be successful in raising additional capital.
The Company’s ability to sustain operations is dependent on its ability to successfully market and sell its products and its ability to raise capital through additional financings until it is able to achieve profitability with positive cash flows. To the extent sufficient financing is not available, the Company may not be able to, or may be delayed in, developing its offerings and meeting its obligations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate financing alternatives in order to satisfy its working capital and other cash requirements. The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.
Our future capital requirements will depend on many factors including our revenue growth rate, billing frequency, the current global macroeconomic environment, the timing and extent of spending to support further sales and marketing and research and development efforts, and our obligations in connection with AFSW (through GaNovation). The current global macroeconomic environment may make it more difficult or preclude us from raising additional capital, increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We will require additional equity or debt financing, which we may not be able to raise on terms acceptable to us or at all. If we are unable to raise additional capital when required, our business, results of operations and financial condition would be materially and adversely affected, or we may need to cease operations altogether.

Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Nine Months Ended December 31,		Change
	2022	2021
Net cash (used in) provided by:
Operating activities	$(18,582)	$(13,910)	$(4,672)
Investing activities	(8,092)	(4,455)	(3,637)
Financing activities	16,423	49,907	(33,484)
(Decrease) increase in cash and cash equivalents, excluding effect of foreign exchange rate changes	$(10,251)	$31,542	$(41,793)
Operating Activities

Net cash used in operating activities was $18.6 million and $13.9 million for the nine months ended December 31, 2022 and 2021, respectively. The increase of $4.7 million was attributable primarily to a $16.6 million increase in net loss, reduced mainly by a (i) $8.0 million decrease in non-cash licensing revenue from a related party, (ii) $2.6 million increase in inventory write-off and (iii) $1.2 million decrease in gain on promissory note conversion.
Investing Activities
Net cash used in investing activities was $8.1 million and $4.5 million for the nine months ended December 31, 2022 and 2021, respectively. The increase of $3.6 million was attributable primarily to a $4.9 million increase in advances and purchases of property and equipment, offset by a $1.2 million decrease in investment in joint venture.
Financing Activities
Net cash provided by financing activities was $16.4 million and $49.9 million for the nine months ended December 31, 2022 and 2021, respectively. The decrease of $33.5 million was attributable to $15.7 million in net proceeds from the sale of our common stock in private placements for the nine months ended December 31, 2022, compared to $49.8 million in net proceeds from the sale of our common stock in private placements for the same period of 2021.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, except for the update to our revenue recognition policy and adoption of ASU 2016-02, Leases (Topic 842) as noted below.
Revenue Recognition
We derive revenue primarily through the sale and delivery of promised goods and services to distributors and end-users in various sectors such as, but not limited to, the gaming, industrial, IT, and consumer products industries. We disaggregate revenue based on the following contract types:

•Commercial Product and Service contracts, including contracts for sales of high-powered GaN-based products manufactured utilizing our proprietary and patented epiwafer technology and wafer fabrication and other assembly processes, sales of GaN epiwafers for the radio frequency and power markets, and the provision of epiwafer growth services and products to our strategic partners.
•Government contracts for research and development related services and activities.
•Licensing contracts, including licenses to use our patented proprietary technology.
We follow a five-step approach for recognizing revenue, consisting of the following: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when, or as, the entity satisfies a performance obligation. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. We do not have any significant financing components associated with our revenue contracts, as payment is received at or shortly after the point of sale.
Commercial Product and Service contracts
Performance obligations are satisfied, and revenue is recognized when control of a good or service promised in a contract is transferred to a customer using relative standalone selling prices. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service at a point in time, and revenue is recognized in an amount that reflects the consideration we expect to be entitled to, in exchange for those products or services. The majority of our revenue under commercial product and service contracts is derived from product sales.

Revenue is recognized over time if the customer receives the benefits as we perform work, the customer controls the asset as it is being produced (continuous transfer of control), or the product being produced for the customer has no alternative use and we have a contractual right to payment for performance to date. We recognize revenue ratably over-time under the cooperation and development agreement with Yaskawa.
Sales of products or services typically do not include more than one performance obligation.

A portion of our products are sold through distributors. Distributors stock inventory and sell our products to their own customer base. We recognize revenue upon shipment of our products to our distributors.
Master supply or distributor agreements are in place with many of our customers and contain terms and conditions including, but not limited to, payment, delivery, incentives and warranty. These agreements sometimes require minimum purchase commitments. If a master supply, distributor or other similar agreement is not in place with a customer, we consider a purchase order, which is governed by our standard terms and conditions, to be the contract governing the relationship with that customer.
Pricing terms are negotiated independently on a stand-alone basis. Revenue is measured based on the amount of net consideration to which we expect to be entitled to receive in exchange for products or services.
Government contracts
Government contract revenue is principally generated under research and development contracts with agencies of the U.S. government. Performance obligations under government contracts are satisfied over time because the customer receives the benefits as we perform work, the customer controls the asset as it is being produced (continuous transfer of control), and we have a contractual right to payment for performance to date. Expenses recognized outside of cost of goods sold and in general and administrative expense were $0.1 million and $0.3 million, respectively, for the three months ended December 31, 2022 and 2021 and $0.6 million and $0.9 million, respectively, for the nine months ended December 31, 2022 and 2021.

Licensing contracts
From time to time, we may enter into licensing arrangements related to our intellectual property. Revenue from licensing arrangements is recognized when earned and estimable. The timing of revenue recognition is dependent on the terms of each license agreement. Generally, we will recognize non-refundable upfront licensing fees related to patent licenses immediately upon receipt of the funds if we have no significant future obligations to perform under the arrangement.
In the case that the arrangement gives rise to variable consideration in the form of milestone and royalty payments, we evaluate the royalties to determine if they qualify for the sales and usage-based royalty exception. In the case of our royalty arrangement with Nexperia, we determined the royalties qualify for the sales and usage-based royalty exception, as the license of intellectual property is the predominant item to which the royalty relates and revenue is recognized upon the subsequent sale occurring. The variable amounts are recognized at the net consideration we expect to receive upon satisfaction of contractually agreed upon development targets and sales volumes.

Disaggregation of Revenue from Contracts with Customers
Revenue disaggregated by contract type is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Commercial product and service	$3,960	$3,623	$11,556	$8,127
Government (1)	533	981	1,763	2,996
Licensing	—	—	—	8,000
Revenue, net	$4,493	$4,604	$13,319	$19,123

(1) Government revenue from a Government Agency was $0.5 million and $1.0 million for the three months ended December 31, 2022 and 2021, respectively, and $1.6 million and $3.0 million for the nine months ended December 31, 2022 and 2021, respectively. The contract with the Government Agency ended December 31, 2022.
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
Operating lease ROU assets represent our right to use the underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using incremental borrowing rate at the lease commencement date. We chose the practical expedients and reviewed the lease and non-lease components for any impairment or otherwise, subsequently determining that no cumulative-effect adjustment to equity was necessary as part of implementing the modified retrospective approach for its adoption of ASC 842. Operating lease expense, which is comprised of amortization of the ROU asset and the interest accreted on the lease liability, is recognized on a straight-line basis over the lease term and is recorded in lease expense in the condensed consolidated statements of income.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As a “smaller reporting company,” we are not required to provide the information required by this Item.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, management, including our chief executive officer and our chief financial officer, concluded that as of December 31, 2022, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting.

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

Management has initiated the corrective actions and procedures to remediate the identified material weakness, but does not anticipate that these initiatives will be fully implemented by March 31, 2023 as a result of continued insufficient staffing resources in our finance department.
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

On April 5, 2022, Joel Newman, an alleged holder of our common stock, filed a complaint in the Delaware Court of Chancery derivatively against our directors and KKR Phorm Investors L.P. (“Phorm”). The complaint alleges that the directors and Phorm breached their fiduciary duties, and the directors committed waste, because the terms of the November 5, 2021 private placement in which Phorm participated were unfairly favorable to Phorm. The directors have the right to advancement from us of expenses incurred defending the claims. On July 11, 2022, plaintiff filed an amended complaint, on which the parties completed briefing on January 9, 2023. A hearing on the motion to dismiss is scheduled for May 9, 2023. The Company is unable to estimate the potential loss or range of loss, if any, associated with this lawsuit.

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
Since our inception in 2007, we have generated minimal revenue and substantial net losses as we have devoted our resources to the development of our technology, and our business model has not been proven. As of December 31, 2022, we had an accumulated deficit of $200.4 million. For the nine months ended December 31, 2022 and 2021, our net loss was $21.8 million and $5.2 million, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in our infrastructure and research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses. Our revenue growth may be slower than anticipated or our revenue may decline for a number of other reasons, including slower growth of, or reduced demand for, GaN power management solutions, increased competition, or any failure to capitalize on growth opportunities. If we are unable to generate sufficient revenue, we may never become profitable or be able to maintain any future profitability. If this were to occur, our stockholders could lose all or part of their investment.
Our ability to continue as a going concern will depend on us being able to raise significant additional capital to fund our operations, and this capital may be unavailable on attractive terms, if at all, and could dilute your investment.

Our recurring operating losses and current operating plans raise substantial doubt about our ability to continue as a going concern for the next twelve months. We currently incur and historically have incurred losses from operations and expect to do so in the foreseeable future. During the nine months ended December 31, 2022, we raised gross proceeds of $16.0 million from selling shares of our common stock in private placements and used $18.6 million of cash in operations. As of December 31, 2022, we had $23.1 million in cash and cash equivalents. While we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plans through at least June 2023, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate.

We have outstanding a $12.0 million revolving loan with Nexperia that bears 6% annual interest and matures on the earlier of April 4, 2023 and the occurrence of specified change of control events. We are also party to a joint venture agreement with a third party for the ownership and operations of GaNovation, which wholly owns AFSW, a wafer fabrication facility located in Aizu Wakamatsu, Japan. While we had a direct ownership interest in AFSW of 49% prior to August 2021, we currently have an indirect ownership interest in AFSW of 25% through our ownership of GaNovation. Beginning April 1, 2023, we will be responsible for 32.5% of the funding obligations and losses of AFSW, subject to a maximum of $12 million for the three-year period beginning August 1, 2021. For as long as we have had an ownership interest in AFSW, it has operated at a loss. Our share of the operating losses incurred by GaNovation over the nine months ended December 31, 2022 was $2.1 million. Our share of the operating losses incurred by GaNovation / AFSW over the nine months ended December 31, 2021 was $3.3 million.

We will be required to engage in equity or debt financings to secure additional funds. If we close one or more additional equity or convertible debt financings, our stockholders may experience significant dilution of their ownership interests, the rights given to new equityholders may be superior to those of our common stockholders and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to run our business or incur additional indebtedness. The debt financing could also contain restrictive covenants that may impact how we run our business and could result in the loan being paid back in full immediately if we are in non-compliance. In addition, the current global macroeconomic environment may make it more difficult or preclude us from raising additional capital, increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity. If we are unable to raise additional capital when needed or on acceptable terms, we may not be able to, among other things:

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
We are exposed to foreign currency exchange rate fluctuations. Although we hedge certain currency risks, our hedging strategies may not be successful in mitigating our risks and changes in foreign currency exchange rates may adversely affect our financial condition, cash flows and results of operations.

We are exposed to fluctuations in foreign currency exchange rates, primarily the Japanese Yen, from our international operations. We translate revenues and other results denominated in foreign currencies into U.S. dollars for our consolidated financial statements. If the U.S. dollar strengthens relative to foreign currencies, particularly the Japanese Yen, there will be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar and may distort period to period comparisons. For example, our loss from foreign currency exchange rate fluctuations was $0.1 million for each of the nine months ended December 31, 2022 and

2021. While we recently began to hedge against certain exchange rate risks in an effort to minimize the impact of currency exchange rate fluctuations, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates. These hedges may not fully offset the negative impacts on our financial condition from currency exchange rate fluctuations. To the extent that these hedges are inadequate, or if there are significant currency exchange rate fluctuations in currencies for which we do not have hedges in place, our reported financial results could be materially adversely affected. Furthermore, if a financial counterparty to our hedges experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses.

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

Unfavorable worldwide economic conditions (including inflation and supply chain disruptions), may negatively affect our business, financial condition and results of operations.

The global economic downturn and uncertainty due to the effects of the COVID-19 pandemic and subsequent volatility and adverse conditions in the capital and credit markets have negatively affected levels of business and consumer spending, heightening concerns about the likelihood of a global recession and potential default of various national bonds and debt backed by individual countries. Such developments, as well as the politics impacting these, could adversely affect our financial results. In particular, the economic disruption caused by the COVID-19 pandemic has led to reduced demand in our GaN products and significant volatility in global stock markets and currency exchange rates. Uncertainty about worldwide economic conditions poses a risk as businesses may further reduce or postpone spending in response to reduced budgets, tight credit, negative financial news and declines in income or asset values, which could adversely affect our business, financial condition and results of operations and increase the volatility of our stock price.
Inflation has also risen globally to historically high levels. If the inflation rate continues to increase, the costs of labor and other expenses could also increase. There is no assurance that our revenues will increase at the same rate that costs could increase. Inflation and government efforts to combat inflation, such as raising the benchmark interest rate, could increase market volatility and have an adverse effect on the financial market and global economy. In addition, we expect that disruptions in our supply chain and fluctuations in the availability of parts and materials will continue to impact our ability to generate revenue, despite strong demand from our customers. Such adverse conditions could negatively impact demand for our products, which could adversely affect our business, financial condition and results of operations.
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

Our business could be adversely affected by the effects of health epidemics or pandemics in regions where we or third parties on which we rely have manufacturing or other business operations.
The effects of health epidemics or pandemics could materially affect our operations globally, including at our headquarters in California and at our subsidiaries in Japan. For example, government authorities implemented numerous measures to try to contain the COVID-19 virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. As a result of the COVID-19 pandemic, some of our customers experienced delays in their internal development programs and design cycles with our GaN products, which led to postponements of their orders of our products and postponements of determinations that our products will be used in their designs for new products under development with corresponding delays in their market introduction and our achievement of revenues.
Since the beginning of the COVID-19 pandemic, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate. For example, we have at times required our employees to work remotely unless they could not perform their essential functions remotely and temporarily suspended all non-essential travel, which negatively impacted our customer success efforts and sales and marketing efforts. Furthermore, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, not possible, for us to continue our business for a substantial period of time.
There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and will depend on developments, including the duration and spread of the virus and its variants, its impact on our employees, customers, partners, suppliers and other third-party providers, and actions that may be taken by governmental authorities. Some of our suppliers of certain materials used in the production of our products are located in areas impacted by the COVID-19 pandemic, which could limit our ability to obtain sufficient materials for our products. Furthermore, the pandemic may negatively impact our ability to secure additional business for AFSW. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. Any of the foregoing could significantly harm our business, and we cannot anticipate all of the ways in which catastrophic events such as the COVID-19 pandemic could adversely impact our business.

An earthquake, terrorist attack or other man-made or natural disaster could negatively impact our business and operating results.
The occurrence of any catastrophic event, including an earthquake, fire, flood, tsunami, the effects of climate change, or other weather event, power loss, telecommunications failure, software or hardware malfunctions, epidemic or pandemic diseases, cyber-attack, military conflict or war, or terrorist attack, could materially impair our operations globally. For example, our principal executive offices and primary epiwafer operating facilities are situated near Santa Barbara, California, and most of our major suppliers, which are wafer foundries and assembly houses, are located in areas that have been subject to severe earthquakes and are susceptible to other disasters such as tropical storms, typhoons or tsunamis. In the event of a disaster, such as an earthquake and tsunami in Japan, we or one or more of our major suppliers may be temporarily unable to continue operations and may suffer significant property damage. Any interruption in our ability, or that of our major suppliers, to continue operations could delay the development and shipment of our products and have a substantial negative impact on our financial results. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts or coverage of insurance will be sufficient to satisfy any damages and losses, particularly as climate change continues to increase the risk of climate-related natural disasters.

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
We are a development stage company with 118 employees as of December 31, 2022 and are subject to the strains of ongoing development and growth, which has placed significant demands on our management and our operational and financial infrastructure. To manage any growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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

For example, our cooperation agreement with Nexperia, which is key to our business, contains certain terms that, if triggered, could have a material adverse effect on our business, financial condition, results of operations and prospects. For instance, the LSA contains customary events of default including, among others, payment defaults, breaches of covenants defaults, the occurrence of a material adverse change, bankruptcy and insolvency defaults, cross defaults with certain material indebtedness, judgment defaults, and the occurrence of a change of control. In addition, an event of default will occur if the DLA is terminated under certain circumstances or we fail to timely deliver reports related to statements of work under the DLA. Upon the occurrence and during the continuance an event of default, Nexperia may declare all or a portion of our outstanding obligations to be immediately due and payable and exercise other rights and remedies provided for under the LSA. If specified events of default occur and remain continuing for more than 30 consecutive days, we are required to assign a portion of our patent portfolio constituting collateral to Nexperia in satisfaction of our obligations under the LSA. During the existence of an event of default, interest on the obligations could be increased to 3.0% above the otherwise applicable interest rate. Additionally, pursuant to an intracompany license agreement with our wholly owned subsidiary, Transphorm Japan Epi, Inc. (“TJE”), if certain events (some of which may be beyond our control) occur, we could be forced to sell TJE at fair market value to a third party that is approved by us and Nexperia. While TJE’s epiwafer capacity currently is not required for production of our products, if such a “forced sale” event were to happen in the future, we could be required to purchase a portion of our epiwafer requirements from the third party that purchases TJE. This could impact our epiwafer costs, reduce any overall profits, or cause us to lose a portion of our capacity, requiring us to generate more epiwafer capacity earlier than planned. This would result in greater capital expenditure than anticipated, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
As of February 16, 2023, KKR Phorm Investors L.P. (“Phorm”) beneficially owned approximately 40.1% of our outstanding common stock, and our executive officers and directors, together with holders of ten percent or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 42.2% of our outstanding common stock. As a result, these stockholders, acting together, or Phorm individually, have the ability to significantly impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together or Phorm individually, have the ability to significantly impact the management and affairs of our company. Pursuant to the terms of a stockholders agreement with Phorm (the “Phorm Stockholders Agreement”), Phorm has the right to nominate (i) a majority of the board so long as it beneficially owns at least 40% of our then-outstanding shares of common stock, (ii) 33% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 20% but less than 40% of our then-outstanding shares of common stock, and (iii) 10% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 10% but less than 20% of our then-outstanding shares of common stock. Further, pursuant to the Phorm Stockholders Agreement, so long as Phorm beneficially owns 20% or more of the outstanding shares of our common stock, we will take all necessary action to cause a director nominated by Phorm to serve as chair of our board of directors.

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

We could be subject to certain liquidated damages pursuant to the registration rights agreement we entered into with certain holders of our securities.
Pursuant to registration statements that were declared effective by the SEC on June 19, 2020, January 27, 2021, December 1, 2021, December 27, 2021 and July 13, 2022 (collectively, the “Resale Registration Statements”), we registered shares of our common stock for resale by the stockholders named therein. Pursuant to the registration rights agreements we entered into with certain holders of our securities, subject to certain exceptions, if (i) the Resale Registration Statements cease to remain continuously effective or such holders are otherwise not permitted to utilize the Resale Registration Statements to resell their registrable securities for a period of more than 15 consecutive trading days, or (ii) trading of our common stock is suspended or halted for more than three full, consecutive trading days, we could be subject to certain liquidated damages up to a maximum amount equal to the aggregate purchase price paid by the holders for their registrable securities.

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

Transphorm, Inc.

Date:	February 21, 2023	By:	/s/ Mario Rivas
Mario Rivas
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Cameron McAulay
Cameron McAulay
Chief Financial Officer
(Principal Financial and Accounting Officer)