Form 10-K
period 2023-03-31
Transphorm, Inc.
filed 2023-06-28
CIK 1715768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, as of September 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $169.5 million, based on the closing price on such date as reported on the Nasdaq Capital Market. Shares of the registrant’s common stock held by each executive officer and director and by beneficial owners of ten percent or more of the registrant’s common stock have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of June 20, 2023, 59,374,057 shares of the registrant’s common stock were outstanding.
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

SCR – silicon controlled rectifier, an early semiconductor switching device

Si – silicon

SiC – silicon carbide

TO – transistor outline leaded packages commonly used in power semiconductors (such as TO220, TO247)

Risk Factor Summary
Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Report. If any of the following risks actually occur (or if any of those listed elsewhere in this Report occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.
•We have a history of losses, anticipate increasing our operating expenses and capital expenditures in the future, and may not be able to achieve or maintain profitability.
•Our recurring operating losses and our current operating plans raise substantial doubt about our ability to continue as a going concern. We need to raise capital to support our business, and this capital may be unavailable on attractive terms, if at all, and could dilute your investment. If we do not successfully complete the contemplated rights offering and asset-based debt financing, we believe that our existing cash and cash equivalents and forecasted revenue will be sufficient to fund our operations into the second half of September 2023.
•We intend to initiate a strategic review of opportunities to enhance stockholder value, and there can be no assurance that this strategic review will result in any transaction or that such transaction, if pursued, can be completed on attractive terms, or at all, or that such transaction will lead to increased stockholder value.
•Our joint venture arrangement involves numerous risks, including risks relating to the lack of full control of the joint venture, potential disagreements with our joint venture partner about how to manage the joint venture, conflicting interests of the joint venture, requirements to fund the joint venture and its business not being profitable.
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
•Unfavorable worldwide economic conditions (including inflation), may negatively affect our business, financial condition and results of operations.
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

•We rely on third parties for supply of raw materials and parts, assembly and test services, and transportation, among other things, and we generally cannot control their availability or conditions of supply or services.
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

Note Regarding Forward-Looking Statements
This Report, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. All statements other than statements of historical fact contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our ability to commence and successfully complete the rights offering and asset-based debt financing initiatives as expected, and whether such offering is fully subscribed or such debt financing raises the amounts we hope for;
•our ability to initiate and successfully execute a strategic review of opportunities to enhance stockholder value, or enter into a transaction on acceptable terms, or at all;
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

•our expectations regarding the performance of our products; and
•the impact of government regulation and developments relating to us, our competitors or our industry.
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

Recent Developments
On June 16, 2023, we announced that the independent Financing Committee of our board of directors has approved a rights offering available to all holders of record of our common stock as of 5:00 p.m., Eastern Daylight Time, on June 26, 2023. If the rights offering is fully subscribed, we intend to raise up to $15 million through the rights offering, to be used for working capital and general corporate purposes. The rights offering will be made through the distribution to all holders of record of common stock as of the record date of non-transferable subscription rights to purchase a fraction of a share of common stock, at a ratio to be determined, for every one right held at a subscription price to be determined prior to the commencement of the rights offering. We intend to commence the rights offering soon after the filing of this Report. We are also pursuing conventional asset-based debt financing initiatives that, if consummated and together with proceeds from a fully subscribed rights offering, are expected to provide us with working capital well into the year ending March 31, 2025.
There can be no assurance that the rights offering will be fully subscribed or that we will be successful in closing the debt financing. If the rights offering is completed but not fully subscribed or the debt financing is not closed, or does not raise the amounts we hope for, our forecasted financial runway will be significantly reduced. If we are unable to secure any additional funding through these financing arrangements, we believe that our existing cash and cash equivalents and forecasted revenue will be sufficient to fund our operations into the second half of September 2023. If we do not obtain any other financing, we would need to cease operations, liquidate our assets, and may seek the protection of applicable bankruptcy laws. Because all of our liabilities are senior to our common stock in our capital structure, any such liquidation or bankruptcy would likely result in the complete loss of your investment in our common stock. Therefore, trading in our securities is highly speculative and poses substantial risks. All statements contained herein regarding our future strategy, operations and potential growth are contingent upon our ability to obtain additional financing through the successful execution of the rights offering and debt financing initiatives, or otherwise.
Assuming we are able to raise sufficient funds through the rights offering and debt financing initiatives we are pursuing, we intend to initiate, in our second fiscal quarter ending September 30, 2023, a strategic review of opportunities to enhance stockholder value which may include, among other things, strategic partnerships with third parties with equity or debt investment, a sale of the Company or certain of our assets, strategic licensing, or other financing alternatives. Our strategic plans are not yet finalized and are subject to market conditions and other uncertainties. There can be no assurance that any strategic review will be successful, that it will result in a transaction on terms acceptable to us or our stockholders, or at all, or will result in increased stockholder value.
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

Our GaN FETs: Our proprietary GaN on silicon material growth (or epiwafer technology) knowhow via MOCVD allows us to build our GaN devices on inexpensive silicon substrates, thereby leveraging the cost structure of well-established silicon-based manufacturing. Our proprietary GaN epiwafer designs also allow us to achieve devices capable of sustaining high voltages well in excess of the 650 Volts required for typical power switching applications, with ultra-low losses. At the core of our GaN FET device is a two-chip, normally-off 650 Volt GaN platform, integrating a low voltage Si FET input/drive stage with a high voltage GaN output stage to deliver a normally-off, packaged power device to the end user. Compared to other approaches by which a normally-off, high voltage GaN switching device can be made, our approach is more robust than other alternatives (so-called junction gated or p-GaN type devices) that typically offer low safety margins. A typical standard Si-MOSFET consists of a normally-off input portion (gate control) with a normally-on output portion (high voltage drift region), that are integrated in one device. We have integrated two separate die in one package in a chip-on-chip configuration to achieve the best of both worlds - high robustness and high performance. The result is a normally-off power device package with a combination of reliability, robustness, design margin and performance. We believe the adoption of this approach by other GaN manufacturers may make our intellectual property even more important going forward. Our GaN FETs stand out in the industry due to their capability to withstand much higher voltages than those required for device ratings (for instance, our standard 650 Volt products have a destructive breakdown voltage in excess of 1,000 Volts, which we believe is high in comparison to the typical range for our competitors’ GaN devices of 650 Volts to 1,000 Volts), contributing to our safety margins in operation.

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

Epiwafer Products: We also monetize our strong core expertise in GaN epiwafer technology by providing GaN epiwafer products for the RF/microwave/millimeter wave market, as well as for certain strategic customers in the power device market. In 2018 and 2019, we were awarded the base portion and option portion, respectively, of an $18.5 million contract by the U.S. Navy, which we believe is validation of our technology, intellectual property and capability in this area. We believe this program established us as a U.S.-based supplier for advanced GaN epiwafer products for both the U.S. Department of Defense and commercial applications. In 2021, we were independently awarded a separate and standalone $1.4 million contract by the Defense Advanced Research Projects Agency (DARPA) – this is an R&D activity that could in the long term develop GaN technology. In May 2023, we were awarded a contract by the National Security Technology Accelerator (“NSTXL”), pursuant to which we may receive up to $15.2 million over the period from the first quarter of fiscal 2024 through the third quarter of fiscal 2026 for developing and manufacturing advanced GaN epiwafer materials in accordance with statements of work, and in support of an agreement between NSTXL and the U.S. Government.

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

Products: Our products currently address power conversion applications ranging from approximately 30 watts to approximately 30 kilowatts in multi-phase applications. Our GaN FETs are offered in various packages to address our customers’ needs. In addition to the appropriate device, a robust and easy-to-use package is key for a power product because the heat dissipated in the device ultimately is removed via the package and then the system heat sink. TO packages have historically served a significant role in the power semiconductor industry. We have designed our GaN products in these TO packages to deliver kilowatt class power that takes advantage of GaN’s high efficiency and low loss switching capability along with a solid thermal interface offered by the TO package. We also offer surface mount equivalents of the TO packages such as the D2Pak, where surface mount capability is a requirement. On the other hand, for fast switching compact power adapters (typically sub-300 watt), the compact PQFN package is our standard offering. Our packaged products also incorporate simple but powerful high frequency and high speed switching design philosophies, designed to result in GaN solutions with stable operation at multi kilowatts, at high-speed and high frequency (multi-100 kHz to MHz), all while maintaining high quality and reliability.

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

•medium power applications (approximately several hundred watts to 3 kilowatts) such as power supplies for gaming, microinverters, appliances, datacenter servers, communications infrastructure, and industrial servo drives for motors and robotics; and

•high power applications (approximately 3 kilowatts to over 5 kilowatts) such as blockchain applications, higher power datacenter servers, uninterruptable power supply/energy applications, onboard chargers, converters and inverters for electric vehicles, and power supplies for industrial applications.

We believe power conversion with high voltage semiconductor devices (e.g., 650 Volt devices) is a large market opportunity. Based on reports from various third party research firms and our internal estimates, we estimate the total addressable market for GaN to be approximately $3.1 billion in 2023 and $8.0 billion in 2028.

In addition to the power semiconductor market, we have started supplying GaN epiwafers on various substrates, including silicon carbide, sapphire and silicon, ranging from 4 to 6 inches in diameter, for RF/microwave/millimeter wave device markets, and we believe we are in a position to target the growing 5G RF market in the future. Based on a report from a third-party research firm and our internal estimates, we believe the existing market for GaN RF transistors for wireless infrastructure and 5G exceeds $800 million, and we believe we can service the approximately 40% of this market that is attributed to epiwafers.

Our History

Overview: Our company was launched in 2007 by founders Professor Umesh Mishra and Dr. Primit Parikh, with more than 30 years of GaN technology and business experience between them at the time, with the goal of commercializing GaN technology for the large power semiconductor market while making a global impact on electrical energy savings and simplifying power conversion for end users. We have been a key player in the area of high voltage GaN power devices from our early days with several industry firsts, including the first GaN on silicon device to the first 600 Volt GaN device JEDEC qualification, the first high voltage GaN automotive qualified product under the stringent AEC-Q101 standard, the first high temperature (175C) rated GaN offering, and the first comprehensive field reliability data, now including over 175 billion hours of operation with a statistical failure rate of <0.1 FIT (0.1 per billion hours of operation).

Blue Chip Partnerships: Throughout our history, we have established blue chip partnerships with strong investors, manufacturing and channel partners, key customers, and strategic investors and partners. For the year ended March 31, 2023, Nexperia B.V. (“Nexperia”), GaNext, and GaNovation each accounted for more than ten percent of our revenues and, together, these customers accounted for 62.9% of our revenues. For the year ended March 31, 2022, Nexperia, the U.S. government and GaNext each accounted for more than ten percent of our revenues and, together, these customers accounted for 78.1% of our revenues.

In 2014, we established a business integration, IP acquisition/licensing and channel partnership agreement with Fujitsu Limited (“Fujitsu”) and Fujitsu Semiconductor Limited (“FSL”), pursuant to which we established Transphorm Japan, Inc. (“Transphorm Japan”) as a wholly owned subsidiary, with a leading manufacturing and quality team from FSL. In connection with this agreement, we entered into a manufacturing partnership for AFSW, FSL’s high quality 6-inch silicon wafer fabrication plant in Aizu Wakamatsu, Japan, which allowed us to bring silicon-like manufacturing excellence to GaN products. We also acquired a patent portfolio from FSL and a license to a separate portfolio from Fujitsu. This relationship further led to the establishment in 2017 of a joint venture with FSL for AFSW, in which we were a noncontrolling partner with a 49% interest until our joint venture with FSL terminated on July 31, 2021.
In December 2020, we entered into a joint venture agreement with JCP Capital Management, LLC Limited (“JCP Capital”), the controlling party with a 75% ownership in the joint venture as of March 31, 2023, to create GaNovation PTE Ltd. (“GaNovation”), a joint venture company in Singapore, to engage in the business of distribution, development and supply of GaN products and any business relating to the businesses of AFSW. In connection with the establishment of GaNovation, we appointed GaNovation (including one of its affiliates) as our exclusive distributor in Greater China, with rights to procure processed GaN wafers and other components from us, rebrand and resell packaged products purchased from us, and customize and develop mutually-agreed-upon products. In August 2021, GaNovation acquired all of our and FSL’s interests in AFSW, which terminated our joint venture with FSL. From August 2021 to April 9, 2023, we held a 25% interest in GaNovation. Pursuant to the joint venture agreement, our interest in GaNovation increased to 32.5%, effective April 10, 2023. Accordingly, we are now responsible for 32.5% of the funding obligations and losses of AFSW through our ownership interest in GaNovation, subject to a maximum of $12.0 million for the three-year period beginning August 1, 2021. As of March 31, 2023, we had provided $5.3 million of this $12.0 million commitment to GaNovation. For the years ended March 31, 2023 and 2022, GaNovation’s primary business activity related to the businesses of AFSW. If AFSW continues to operate at a loss (which we currently expect to continue to be the case for the next couple of years), our cash flows will continue to be negatively impacted. We may seek to add other partners in AFSW to both reduce the impact on our cash flows and help AFSW achieve break-even.
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

In December 2020, we entered into a cooperation and development agreement with Yaskawa, pursuant to which Yaskawa agreed to provide $4.0 million over approximately three years to fund development activities related to industrial power conversion applications, with an initial focus on servo motor drive applications. The cooperation and development agreement was subsequently amended to provide for two separate commitments of $2.5 million and $1.5 million, respectively. As of March 31, 2023, Yaskawa has provided $3.3 million of these commitments.
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

In 2021, we established a partnership with Global Wafers Corporation (a world-wide leader and top 3 supplier of silicon substrates for the semiconductor industry), for rapid and efficient scaling of our epiwafer capacity, with intellectual property being controlled by Transphorm. This will establish a 3rd location for our epiwafer manufacturing, after our two existing locations in Goleta-CA and Aizu-Japan that we own.
Customer Partnerships: Beginning in 2018, we have empowered our customers’ success and have seen numerous customers introduce their end power conversion products such as power supplies, battery chargers and fast charging adapters into the market. For example, Corsair, a leading supplier of high-performance gaming equipment, successfully introduced its AX1600i series of GaN-based power supplies. As mentioned above, Yaskawa has partnered with us with a view of enabling GaN devices for servo drives in robotics applications. We have also developed partnerships with companies based in both Asia and the United States for GaN-based adapter products. Recently we announced our partnership with Boco Electronics, which uses our GaN FETs for higher power blockchain computing power supplies. We also announced partnerships with Weltrend Inc., a global leader in adapter USB Power Delivery (PD) Controller Integrated Circuits (ICs) released an integrated GaN System-in-Package (SiP) for 65W fast charging applications, in collaboration with Transphorm, utilizing our high performance-high reliability GaN chips. Lastly, in 2018 and 2019, the U.S. Navy awarded us the base portion and option portion, respectively, of an $18.5 million three-year contract to create a U.S.-based source of advanced GaN epiwafer materials for the U.S. Department of Defense, which we believe exemplifies the recognition of our strong GaN MOCVD epiwafer platform, intellectual property and manufacturing scale and creates an opportunity for us to sell into the broader GaN RF epiwafer market. This has helped us in developing a second vertical - our GaN epiwafer business - to supplement our primary business of GaN power products. In this area, we have started to sell epiwafers, targeting both customers within the U.S. Department of Defense (including those resulting from the impact of the U.S. Navy program as well as others) and commercial RF and power device customers.

We are dependent on revenues from certain key customers such as GaNovation (our Greater China Distributor), GaNext (Zhuhai) Technology Co., Ltd. (“GaNext”), Nexperia, and the U.S. government, as well as on revenues from sales of our epiwafer products to various customers engaged in research and development for the U.S. Department of Defense utilizing our GaN epiwafer products.

Commercialization

Current GaN Power Products: We have qualified and released to manufacturing a number of products based on our 650 Volt GaN FET technology. Our current product portfolio in the market is based on our 650 Volt Gen-1 to Gen-5 GaN FET platforms. Our products are offered in the industry standard TO packages (TO247 and TO220, and now sampling TOLL surface mount packages) or the 8x8 PQFN surface mount packages, with our performance packages and industry pin-to-pin compatible packages. The TO packages offer the most robust thermal performance and result in higher power per device, ranging from 1 kilowatt to over 5 kilowatt, and the PQFN packages offer the most compact and higher speed switching performance, typically for sub 2-kilowatt applications, including adapter applications. We also have a 900 Volt GaN FET product in the market and believe that we are the only company to have qualified a 900 Volt GaN device to date. The key markets that are currently addressed by our products include:

•Consumer: Power adapters and fast chargers and gaming power supplies

•Computing: Data center, infrastructure power supplies, crypto mining and blockchain computing applications

•Industrial and energy: power supplies, micro-inverters, uninterruptable power supply/battery chargers, servo drives

Additionally, we target to enter the automotive products market in the mid-term, via DC-DC converters, on board chargers, and AC inverters for off-grid power, for which we are actively working with customers, including companies that sell 2-wheel, 3-wheel and 4-wheel vehicles, and in the longer term, via EV power-train and high speed chargers after our development of larger current, higher power GaN devices.

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
•650 Volt/Gen-4/70 mohm class GaN FET for 300 watt to 1500 watt class adapters, power supplies, microinverters and other mid-high power applications;
•650 Volt/Gen-4/50 mohm class GaN FET for 1500 watt to 2500 watt class power supplies, inverters, and other high power applications, and

•650 Volt/Gen-4/35 mohm class GaN FET for kilowatt class general power conversion applications including data-centers, blockchain computing, industrial and automotive electric vehicle converters and chargers.

We have successfully commercialized Gen-4 products in 30 watt to 150 watt adapters and have the capability to provide reference design-based solutions for these power adapters. We have also successfully commercialized Gen-5 15 mohm products to be used for industrial applications and in EV applications. Our continued relationship with multiple design partners, as well as the expansion of our own application engineering team, is important for our success in the adapter market. Further, the success of our design-in with end customers is critical to us continuing to grow adapter revenues.

Higher Voltage, 900 Volt FETs: We believe we are the only company to have qualified 900 Volt GaN FETs. These products are used for power conversion applications that involve higher in-circuit voltages in excess of 600 Volts to 700 Volts or applications that run off a higher voltage battery. We released our Gen-3 JEDEC qualified commercial 900 Volt product in August 2020.

Automotive Products and Partners: Our GaN products are capable of being qualified for automotive applications following the AEC-Q101 standard. We have already AEC-Q101-qualified our Gen-2, Gen-3 and Gen-4 based products. Our revenues from automotive applications are dependent on our activities with certain Japanese automotive partners, including Marelli, as well as our non-contractual relationship with Nexperia, which plans to offer their automotive products both through licensing our technology and relying, in part, on us for epiwafer procurement. With the completion of the exclusivity arrangement with Nexperia in the 4-wheeler Automotive/EV space, we plan to broadly target design-ins with automotive customers, starting with on-board-chargers and DC-DC converters. Success with Japanese automotive partners and Nexperia’s automotive outreach would influence both the timing and ramp-up of our automotive revenues.

Epiwafer Business: We view our epiwafer business as a vertical that supplements our primary GaN power device business. In 2018 and 2019, we secured the base portion and option portion, respectively, of an $18.5 million three-year contract from the U.S. Navy for commercialization of GaN-based epiwafers on various substrates including silicon carbide, silicon and sapphire. We began generating revenues from the sale of GaN epiwafers for the RF GaN market to the U.S. Department of Defense in 2020. We believe this contract, which expired in December 2022, provided a strong base for our epiwafer business.
Further on May 17, 2023, we entered into a Performer Agreement with NSTXL, pursuant to which we agreed to develop and manufacture advanced GaN epiwafer materials in accordance with statements of work, and in support of an agreement between NSTXL and the U.S. Government. This agreement has an initial expiration date of December 9, 2024, which may be extended in the event the U.S. Government exercises its option to provide future funding commitments to us.
In addition to sales to government customers, we are targeting commercial GaN-based epiwafer sales for the RF GaN market.

Research and Development (“R&D”)
Our innovation is targeted at maintaining a leadership position in the GaN power device market. We completed development and commercial qualification of our first Gen-5 products and will continue to develop more products based on customer needs. Further, we have also started working on our next improvement in figure of merit (a quality of semiconductor devices impacting performance limits) through our next-generation-based platform.

We have also developed 1,200 Volt GaN devices, partly funded by a research sub-contract from the U.S. Department of Energy ARPA-E (Advanced Research Project Agency-Energy) agency, and recently demonstrated performance of this technology. The research sub-contract ended on May 31, 2022, after which we continue to develop 1,200 Volt GaN with internal funding at this time.

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

Portfolio: Our patent portfolio includes pending patent applications and issued patents in the United States and in foreign countries. As of March 31, 2023, our owned and licensed patent portfolio consisted of over 850 issued patents and over 200 pending patent applications around the world. Our over 358 directly owned patents are complemented by 95 patents from Furukawa’s sole licensed intellectual property and 172 patents from Fujitsu’s nonexclusively licensed intellectual property in the power semiconductor area. The 16 patents exclusively licensed from UCSB include unique intellectual property on nitrogen polar GaN, which was pivotal to us being awarded the contract from the U.S. Navy. Additionally, we hold a nonexclusive license from Cree to 420 GaN material/device patents. Our licenses for the UCSB, Furukawa and Cree patents are royalty-bearing, and we pay royalties based on total revenues. The license for the Fujitsu patents is not royalty-bearing. We have also sub-licensed the UCSB and Furukawa patents to Nexperia on a royalty-bearing basis, which helps us defray the cost of maintaining these intellectual property portfolios.
Patent life determination depends on the date of filing of the application and other factors under the patent laws. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country.

UCSB license agreement

We entered into a patent rights license agreement with UCSB in 2007. The UCSB license agreement requires us to use commercially reasonable efforts, consistent with demand in the marketplace and industry conditions and development timelines, to research, develop, market and manufacture products that are licensed under the agreement. We have the right to sublicense these rights to third parties. The UCSB license is subject to the rights of the U.S. government under any and all applicable laws including substantially manufacturing all licensed products in the United States, unless such requirement is waived by the U.S. government. In addition, we have the obligation to pay UCSB’s patent prosecution and maintenance costs, as well as royalties at a low single-digit percentage of any net revenue generated by our sale of any licensed product. In the event we grant a sublicense under the licensed patent rights, we also have the obligation to pay UCSB a certain portion of the sublicense royalties equal to at least as much as would have been due from us to UCSB under the parent license. We may terminate this license agreement at any time by providing 90 days’ written notice to UCSB. UCSB may terminate this license agreement if UCSB notifies us that we are in default under the agreement, and we do not cure our default within 90 days of such notice.

Furukawa license agreement

We entered into a patent license agreement with Furukawa in 2014. We have the right to sublicense these rights to third parties. We share in the maintenance costs for the licensed patents by paying a fixed annual maintenance fee of $200,000, as well as royalties at a low single-digit percentage of any net revenue generated by our sale of any licensed product. In the event we grant a sublicense under the licensed patent rights, we also have the obligation to pay Furukawa a certain portion of the sublicense royalties. We have one sublicense in place for which we receive a certain portion of our maintenance fees and certain royalties, which will be passed on to Furukawa. Either party may terminate or renew this license agreement after ten years from entry into the agreement.

Fujitsu license agreement

We entered into a patent license agreement with Fujitsu in 2013. We do not have the right to sublicense the applicable patent rights to third parties. Under the terms of this license agreement, Fujitsu has no obligation to sue or enforce the patent rights against third party infringers. Our license from Fujitsu is fully paid up and royalty free worldwide, with nonexclusive rights for power electronics. This agreement is non-terminable.

Cree license agreement

We entered into a patent license agreement with Cree in 2013. We do not have the right to sublicense the applicable patent rights to third parties. Under the terms of this license agreement, Cree has no obligation to sue or enforce the patent rights against third party infringers. We have the obligation to pay royalties at a low single-digit percentage of any net revenue generated by our sale of any licensed product. Either party may terminate or review this license agreement every three years.

Our Technology Licenses and Assignments

Our strategy for the protection of our proprietary technology is to seek multi-jurisdictional patent protection with a focus on jurisdictions that represent significant global power semiconductor markets. However, we assess on a case-by-case basis whether it is strategically more favorable to maintain trade secret protection for our inventions and “know-how” rather than pursue patent protection. Generally, patents have a term of twenty years from the earliest priority date, assuming that all maintenance fees are paid, no portion of the patent has been terminally disclaimed and the patent has not been invalidated. In certain jurisdictions, and in certain circumstances, patent terms can be extended or shortened.

Although our current GaN products are based on the 2-chip, normally-off configuration, our intellectual property also includes patents on multiple approaches for the 1-chip, normally-off or the e-mode GaN device technology, including patents on the so called “p type” gated GaN device approaches.

As the GaN power semiconductor business grows, we expect to be able to continue to capitalize on our intellectual property.

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

Licensing to Nexperia: As part of our long-term cooperation agreement with Nexperia and in exchange for Nexperia’s original investment in us, we agreed to transfer certain technologies to Nexperia and have provided Nexperia with licenses to manufacture and sell products using such technologies (in each case, excluding our epi process technology). Through April 3, 2023, Nexperia had (i) an exclusive license (i.e., exclusive of us) for the automotive field in all regions except Japan, with the exception that we may develop, manufacture or directly sell any products in the automotive field to certain specified customers anywhere in the world (including Japan), and (ii) a “sole” license for all other areas of application (i.e., we could not grant similar licenses to any other parties but we were not restricted from using or exploiting our technology in such other areas of application). Beginning April 4, 2023, these licenses became nonexclusive. These licenses were initially contingent upon Nexperia fulfilling the appropriate licensing payment requirements, which in turn was contingent upon the execution of certain milestones by us. As of March 31, 2023, the licenses had been secured by Nexperia upon payment of the applicable licensing consideration by Nexperia and execution of now-completed milestones by us.

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

Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as greater name recognition, longer operating histories, broader and deeper product portfolios, larger customer bases, substantially greater financial and other resources, and larger scale manufacturing operations. Our current financial situation makes it more difficult for us to compete as certain customers and partners may question whether we will be able to continue our operations. However, we believe our products have the potential to compete, and do compete, with many of our competitors’ offerings through product quality, product reliability and satisfaction of customer qualifications and standards.
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

In the near term, we aim to continue to incorporate our products into power supplies by supporting product opportunities ranging from sub-100 watt compact smartphone fast-charging adapters to over 3 kilowatt power supplies for datacenter servers and blockchain applications with our GaN products. We continue to develop reference designs for various adapter solutions such as 65 watt to over 200 watt USB Type-C and other related fast chargers to provide customers a complete solution with our easy-to-use, high reliability GaN products. Adapters for fast chargers, which are prevalent with the increased power consumption of 5G mobile phones, represents a strong opportunity to market our GaN solutions. We have established several partnerships with leading IC companies who work with us to develop reference designs and solutions with their controller/driver/other ICs and Transphorm GaN. We aim to continue our partnerships with customers who have already introduced high-efficiency, compact, GaN-based power supplies in the market recently and to expand with more customers in this area.

In addition, we are addressing industrial markets such as industrial power supplies, servo motor drives for robotics, microinverters, uninterruptible power supplies, and inverters and chargers for off-grid and backup power solutions, among other products. Our products come in standard packages that are thermally robust and capable of efficiently delivering 300 watts to 5 kilowatts of power in a single package, which we believe are well suited for these types of products. We also develop reference designs for the applicable subsystems of power converters and inverters to ease product integration and help our customers derive additional benefit with GaN solutions. We have developed significant partnerships in this area, such as with Yaskawa in the area of servo motor drives.

We believe that power conversion opportunities on board the automobile, such as on board battery charger and DC-DC converters for powering auxiliary systems, as well as the powertrain inverters, represent an attractive market opportunity for GaN solutions. GaN-based devices can provide improvements in efficiency over traditional silicon devices, enabling compact systems for efficient charging and ultimately enabling higher driving range. In the near term, our focus will be on two and three-wheeled vehicles with lower power ratings (e.g., 800 kilowatts). In the mid term, our focus will be having customers design around our products in the areas of DC-DC converters (e.g., 3 kilowatt power) and onboard chargers (e.g., 3.3 kilowatt to 11 kilowatt power); we currently have products available to address these product areas. In the long term, we aim to address powertrain inverters with higher power ratings (e.g., 50 kilowatts to over 200 kilowatts) using innovative solutions such as combining multiple GaN devices and developing devices rated for higher power output. For example, we believe we are the only company to date to qualify and release a 900 Volt-rated GaN power device. We also have 1200 Volt rated devices at a demonstration stage.

We intend to continue to innovate in the GaN technology space to maintain our reputation in product quality, reliability and performance and to continue to improve the costs of our GaN products over time. We plan to offer these products in both robust, industry-standard packages as well as compact, surface-mount packages based on the power level and customer requirements.

As a result of our prior contract with the U.S. Navy, we are also positioning ourselves to be a supplier for high quality GaN epiwafers on various substrates such as silicon, silicon carbide and sapphire, in wafer diameters ranging from 4-inch and 6-inch now to 8-inch in the next few years. We aim to become a strong U.S.-based epiwafer supplier for GaN RF electronics for both the U.S. Department of Defense and commercial RF applications such as GaN RF transistors for wireless infrastructure and 5G. For these areas, we also have the advantage of being a pure-play epiwafer foundry as we do not make RF device products. We will also target providing GaN epiwafers for power semiconductor applications to select strategic partners and for select development opportunities.
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

Our subsidiaries in Japan, Transphorm Japan and TJE, also adhere to export control regulations under Japanese law, which generally mirror U.S. export control laws. Transphorm Japan and TJE have obtained licenses for the export of epiwafer materials to the extent required.

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

In 2017, we entered into a joint venture agreement with FSL to gain further control of our GaN manufacturing, share ownership and operating costs of the AFSW entity, and refine certain other aspects of our commercial relationship. Originally, we held a 49% interest, and FSL held a 51% interest, in this joint venture. On April 1, 2020, FSL exercised its put option under the joint venture agreement and notified us that FSL intended to exit the joint venture by selling its 51% interest in AFSW to us. In December 2020, we created GaNovation with JCP Capital, the controlling party with a 75% ownership interest in GaNovation as of March 31, 2023, to become a partner in AFSW. In August 2021, GaNovation acquired all of our and FSL’s interests in AFSW. From August 2021 to April 9, 2023, we held a 25% interest in GaNovation. Pursuant to our joint venture agreement with JCP Capital, our interest in GaNovation increased to 32.5%, effective April 10, 2023. Accordingly, we are now responsible for 32.5% of the funding obligations and losses of AFSW through our ownership interest in GaNovation, subject to a maximum of $12.0 million for the three-year period beginning August 1, 2021. As of March 31, 2023, we had provided $5.3 million of this $12.0 million commitment to GaNovation. For the years ended March 31, 2023 and 2022, GaNovation’s primary business activity related to the businesses of AFSW. If AFSW continues to operate at a loss (which we currently expect to continue to be the case for the next couple of years), our cash flows will continue to be negatively impacted. We may seek to add other partners in AFSW to both reduce the impact on our cash flows and help AFSW achieve break-even.

The AFSW facility, which has a capacity of 14,000 CMOS process equivalent wafers per month, is capable of producing sufficient GaN wafers for our needs in 2023. We believe the AFSW facility can be scaled on demand in the mid-term, and is scalable to address our demand in the long-term over 5 years with increased investment in various standard semiconductor wafer fab equipment, typically acquired from used markets.

Backside Wafer Processing, Packaging and Testing: We contract with two third-party vendors to perform standard functions of back-side grinding and metallization in external facilities in Asia to complete the full wafer process. After these processes, the finished GaN wafers are transported to one of our packaging sub-contracting partners depending on the type of final package, where they are diced and finished into the final product. We have multiple sites in production for our PQFN, TO247 and TO220 packages and at present one site in production for our TO247, TO220 and D2Pak package. The final test portion of the supply chain is also in Asia, in many cases residing within our packaging sub-contractors.

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

Sales

We currently generate revenue from (i) commercial product sales and service contracts, (ii) government contracts for research and development and (iii) licensing contracts. Products are sold to distributors and end-users in various sectors such as the gaming, industrial, IT, and consumer products industries.

GaN Products - Sales Process and Distributors: Our sales activity is primarily carried out in five broad based geographical regions (with significant focus in Asia) including key focus areas of (i) Mainland China, Hong Kong and Taiwan, (ii) the United States, (iii) Japan and, to a lesser extent, (iv) South Korea and Europe, and (v) India. We have offices in Hong Kong, China, Taiwan, Japan and the United States that include both sales and application engineering/customer support personnel. The field sales and applications effort is also supported by our senior factory applications engineering team from our California headquarters.

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

Markets and Design Cycles: While our product and service revenue increased for the year ended March 31, 2023 as compared to the year ended March 31, 2022, our total revenue decreased to $16.5 million for the year ended March 31, 2023 from $24.1 million for the year ended March 31, 2022, due primarily to a decrease of $8.0 million in licensing revenue. For the years ended March 31, 2023 and 2022, our product and service revenue of approximately $14.9 million and $12.2 million, respectively, was comprised of sales into gaming power supplies, data center power supplies and infrastructure, power adapters, miscellaneous industrial applications and sampling revenue to automotive customers, including through our licensee Nexperia, and epiwafer sales. We currently expect revenue from product sales will increase in fiscal 2024, as compared to the year ended March 31, 2023.

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

Marketing

Our target application markets for our GaN power products are power adapters and computing, datacenters and infrastructure, industrial and automotive. Our worldwide marketing efforts are coordinated out of our headquarters in Goleta, California and our offices in Campbell, California, Taiwan, Shenzen China and Hong Kong. Key elements of our marketing efforts include:

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

•Technology Projects for “Pre-funded” Technology Loans and Licensing: Additionally, technology projects pertaining to our products and related activities were pre-funded by loans from Nexperia after we demonstrated that we had reached certain milestones (which have been completed). Such loans were deemed paid off when the target milestones identified in the statement of work were completed, and Nexperia secured a license to the technology developed pursuant to the DLA.

On May 18, 2021, we entered into an amended and restated development and license agreement (the “Amended DLA”) with Nexperia, pursuant to which granted Nexperia rights to sell products in the automotive field in Japan. Our rights to sell products in the automotive field in Japan remain in place under the Amended DLA. As per the original agreement, Nexperia’s exclusive rights for sale of products in the automotive field outside of Japan terminated on April 4, 2023. In addition, the Amended DLA clarified the ability of Nexperia’s customers to use products developed by Nexperia through exercise of its rights under this agreement.

Loan and Security Agreement
The LSA, entered into on April 4, 2018, originally comprised term loans in an aggregate principal amount of $15.0 million, separated into tranches for pre-funded projects, and a $10.0 million revolving loan, each of which bore 6% annual interest.
In June 2020, $5.0 million of term loans was satisfied in full upon transfer of our Gen-4 technology development to Nexperia, at which point we recognized $5.0 million as licensing revenue. In May 2021, $2.0 million of term loans was converted into a revolving loan with the same terms and conditions as the initial $10.0 million revolving loan. In July 2021, the remaining $8.0 million term loan was satisfied in full upon transfer of our Gen-5 and 900 Volt technology developments to Nexperia, at which point we recognized $8.0 million as perpetual licensing revenue.
As of March 31, 2023, there were no term loans and a $12.0 million revolving loan outstanding under the LSA. We repaid the revolving loan in full on April 4, 2023, its scheduled maturity date.
Supply Agreement

Simultaneously with the DLA and LSA, we entered into a supply agreement with Nexperia, which was amended and restated on May 18, 2021. The supply agreement sets forth the terms under which Nexperia may purchase epiwafers and processed wafers from us, and we may purchase processed wafers from Nexperia. The agreement specifies that Nexperia is our priority customer with respect to epiwafers manufactured by Transphorm Japan Epi, Inc. (“TJE”), a Japanese subsidiary of ours through which we are engaged in the development, manufacturing and sales of GaN-based epiwafer products, and, accordingly, Nexperia has preferred utilization of extra capacity at TJE. The agreement also specifies procedures to address expansion of our epiwafer manufacturing capacity and Nexperia’s obligations with respect thereto. The initial term of the supply agreement is through December 31, 2025, with automatic one year renewals thereafter, and we may not terminate the supply agreement while the option agreement (described below) is in effect.

Strategic Cooperation Agreement
The strategic cooperation agreement serves as a framework agreement that describes the numerous agreements between the parties and provides Nexperia with information rights and inspection rights with respect to our business.

Option Agreement
The option agreement establishes the parameters pursuant to which Nexperia, in certain limited instances, is permitted to exercise an option (the “Option”) to acquire TJE. In general, the Option is exercisable upon (i) certain acquisitions of securities or assets of us or our subsidiaries by a Competitor (as defined in the option agreement) that results in us, directly or indirectly, owning less than a majority of TJE, which acquisition is followed by any material breach (that is not cured within a specified time period) by us or a subsidiary of our obligations with respect to epiwafer supply to Nexperia under our supply agreement with Nexperia, or (ii) the unilateral termination by us of the supply agreement. The option agreement also establishes the material terms, including price and timing, for the exercise of the Option by Nexperia. The Option terminates (i) if the Option is not exercised by Nexperia prior to the date on which the option agreement terminates, or (ii) on the first to occur of (a) the termination of the option agreement upon written agreement of the parties, (b) the mutual termination or expiration of the supply agreement, or (c) the first to occur of (1) two years following the date on which we notify Nexperia of epiwafer qualification of a second source and (2) April 1, 2028.
In connection with the option agreement, we also amended and restated our existing intracompany license agreement with TJE to clarify Nexperia’s rights upon exercise of the Option.
Employees and Human Capital
As of March 31, 2023, we had a total of 126 employees, of which approximately 103 are U.S.-based. We value and support hiring exceptional talent to develop our core technology and drive our business growth. None of our U.S. employees is represented by a labor union or covered by a collective bargaining agreement with respect to their employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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
Since our inception in 2007, we have generated minimal revenue and substantial net losses as we have devoted our resources to the development of our technology, and our business model has not been proven. As of March 31, 2023, we had an accumulated deficit of $209.2 million. For the years ended March 31, 2023 and 2022, our net loss was $30.6 million and $10.2 million, respectively. We expect our operating expenses to continue to increase in the future as we expand our sales and marketing efforts and continue to invest in our infrastructure and the research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses. Our revenue growth may be slower than anticipated or our revenue may decline for a number of other reasons, including slower growth of, or reduced demand for, GaN power management solutions, increased competition, or any failure to capitalize on growth opportunities. If we are unable to generate sufficient revenue, we may never become profitable or be able to maintain any future profitability. If this were to occur, our stockholders could lose all or part of their investment.
If we do not successfully complete the rights offering and the asset-based debt financing initiatives we are pursuing (together, the “Short-term Financing Arrangements”), we believe that our existing cash and cash equivalents and forecasted revenue will be sufficient to fund our operations into the second half of September 2023.
We recently announced a rights offering for our common stock, which we expect to commence soon after the filing of this Report. If the rights offering is fully subscribed, we intend to raise up to $15 million through the rights offering, to be used for working capital and general corporate purposes. We are also pursuing conventional asset-based debt financing initiatives that, if consummated and together with proceeds from a fully subscribed rights offering, would provide us with working capital well into the fiscal year ending March 31, 2025. There can be no assurance that the rights offering will be fully subscribed or that we will be successful in closing the debt financing. If the rights offering is completed but not fully subscribed or the debt financing is not closed, or does not raise the amounts that we hope for, our forecasted financial runway will be significantly reduced.
If we are unable to secure any additional funding through the Short-term Financing Arrangements, we believe that our existing cash and cash equivalents and forecasted revenue will be sufficient to fund our operations into the second half of September 2023. If we do not obtain any other financing, we would need to cease operations, liquidate our assets, and may seek the protection of applicable bankruptcy laws. Because all of our liabilities are senior to our common stock in our capital structure, any such liquidation or bankruptcy would likely result in the complete loss of your investment in our common stock. Therefore, trading in our securities is highly speculative and poses substantial risks.

Filing for bankruptcy would have a material adverse effect on our business, financial condition, results of operations and liquidity. If the bankruptcy proceeding was under Chapter 11 of the U.S. Bankruptcy Code, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. Bankruptcy protection or any other liquidation proceedings would also make it very difficult to retain management and other key personnel necessary to operate our business, and we may lose our suppliers, customers and business partners, all of which would reduce the value of our assets and any potential value to our stockholders.
We intend to initiate a strategic review of opportunities to enhance stockholder value, and there can be no assurance that this strategic review will result in any transaction or that such transaction, if pursued, can be completed on attractive terms, or at all, or that such transaction will lead to increased stockholder value.
Assuming we are able to raise sufficient funds through the Short-term Financing Arrangements, we intend to initiate, in our second fiscal quarter ending September 30, 2023, a strategic review of opportunities to enhance stockholder value which may include, among other things, strategic partnerships with third parties with equity or debt investment, a sale of the Company or certain of our assets, strategic licensing, or other financing alternatives. Our strategic plans are not yet finalized and are subject to market conditions and other uncertainties. There can be no assurance that any strategic review will be successful, that it will result in a transaction on terms acceptable to us or our stockholders, or at all, or will result in increased stockholder value.
If we are unable to successfully execute our strategic review, or enter into a transaction on acceptable terms, we may be required to delay, limit or terminate our operations, liquidate our assets or restructure our liabilities, including potentially under the protection of applicable bankruptcy laws, any of which could result in the complete loss of your investment in our common stock.
Apart from the immediate capital needs that we hope to satisfy with the Short-term Financing Arrangements, our ability to continue as a going concern will still depend on us being able to raise significant additional capital to fund our operations, and this capital may be unavailable on attractive terms, if at all, and could dilute your investment.

Our recurring operating losses and current operating plans raise substantial doubt about our ability to continue as a going concern. We currently incur and historically have incurred losses from operations and expect to do so in the foreseeable future. During the year ended March 31, 2023, we raised gross proceeds of $16.0 million from selling shares of our common stock in private placements and used $26.5 million of cash in operations. As of March 31, 2023, we had $15.5 million in cash and cash equivalents. In April 2023, we raised gross proceeds of $7.3 million from the exercise of warrants and $2.0 million from selling shares of our common stock in a private placement, but also used $12.2 million of cash to repay our revolving loan with Nexperia when it matured on April 4, 2023.
Even if we successfully close the Short-term Financing Arrangements, we will be required to engage in additional equity or debt financings to secure additional funds. If we close one or more additional equity or convertible debt financings, our stockholders may experience significant dilution of their ownership interests, the rights given to new equityholders may be superior to those of our common stockholders and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to run our business or incur additional indebtedness. The debt financing could also contain restrictive covenants that may impact how we run our business and could result in the loan being paid back in full immediately if we are in non-compliance. In addition, the current global macroeconomic environment may make it more difficult or preclude us from raising additional capital, increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity. If we are unable to raise additional capital when needed or on acceptable terms, we may not be able to, among other things:
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
Our failure to do any of these things could harm our business, financial condition and results of operations or require us to restructure our liabilities, including potentially under the protection of applicable bankruptcy laws.
Our joint venture arrangement involves numerous risks, including risks relating to the lack of full control of the joint venture (although key business decisions require unanimous consent), potential disagreements with our joint venture partner about how to manage the joint venture, conflicting interests of the joint venture, requirements to fund the joint venture and its business not being profitable.

We are party to a joint venture agreement with a third party for the ownership and operations of GaNovation, which wholly owns AFSW, a wafer fabrication facility located in Aizu Wakamatsu, Japan that we rely on for all of our GaN fab-wafer requirements. From August 2021 to April 9, 2023, we held a 25% interest in GaNovation. Pursuant to our joint venture agreement, our interest in GaNovation increased to 32.5%, effective April 10, 2023. Accordingly, we are now responsible for 32.5% of the funding obligations and losses of AFSW through our ownership interest in GaNovation, subject to a maximum of $12.0 million for the three-year period beginning August 1, 2021. As of March 31, 2023, we had provided $5.3 million of this $12.0 million commitment to GaNovation. For the years ended March 31, 2023 and 2022, GaNovation’s primary business activity related to the businesses of AFSW. For as long as we have had an ownership interest in AFSW, it has operated at a loss. Our share of the operating losses incurred by our joint venture during the years ended March 31, 2023 and 2022 was $2.7 million and $4.0 million, respectively. We expect our loss in joint venture will increase during the year ended March 31, 2024 due to the increase in our ownership interest in GaNovation from 25% to 32.5%, effective April 10, 2023.

In the future, we may enter into additional joint venture arrangements, including the addition of partners in AFSW or GaNovation,which could reduce our cash-funding obligations to AFSW. Although we take steps to carefully select our partners, our current and any future joint ventures may not be successful. Our joint venture partners may have economic, business or legal interests or goals that are inconsistent with ours, or those of the joint venture. Moreover, if our joint venture partners fail to invest in the joint venture in the manner that is anticipated or otherwise fail to meet their contractual obligations, the joint venture may be unable to adequately perform and conduct its operations, requiring us to make additional investments or perform additional services to ensure the adequate performance and delivery of products and/or services to the joint venture’s customers, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Failure by us, or an entity in which we have a joint venture interest, to adequately manage the risks associated with such joint venture could have a material adverse effect on the financial condition or results of operations of our joint venture and, in turn, our business, financial condition, cash flows and results of operations.
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
Our results of operations have varied from period to period, and we expect that our quarterly results of operations will continue to vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:
•our ability to raise additional financing in both the short-and long-term to continue our operations;

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

We are exposed to fluctuations in foreign currency exchange rates, primarily the Japanese Yen, from our international operations. We translate revenues and other results denominated in foreign currencies into U.S. dollars for our consolidated financial statements. If the U.S. dollar strengthens relative to foreign currencies, particularly the Japanese Yen, there will be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar and may distort period to period comparisons. For example, our loss from foreign currency exchange rate fluctuations was $0.2 million and $0.3 million for the years ended March 31, 2023 and 2022, respectively. While we recently began to hedge against certain exchange rate risks in an effort to minimize the impact of currency exchange rate fluctuations, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates. These hedges may not fully offset the negative impacts on our financial condition from currency exchange rate fluctuations. To the extent that these hedges are inadequate, or if there are significant currency exchange rate fluctuations in currencies for which we do not have hedges in place, our reported financial results could be materially adversely affected. Furthermore, if a financial counterparty to our hedges experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses.

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

Unfavorable worldwide economic conditions (including inflation), may negatively affect our business, financial condition and results of operations.

The global economic downturn and volatility and adverse conditions in the capital and credit markets have negatively affected levels of business and consumer spending, heightening concerns about the likelihood of a global recession and potential default of various national bonds and debt backed by individual countries. Such developments, as well as the politics impacting these, could adversely affect our financial results. Uncertainty about worldwide economic conditions poses a risk as businesses may further reduce or postpone spending in response to reduced budgets, tight credit, negative financial news and declines in income or asset values, which could adversely affect our business, financial condition and results of operations and increase the volatility of our stock price.
Inflation has also risen globally to historically high levels. If the inflation rate continues to increase, the costs of labor and other expenses could also increase. There is no assurance that our revenues will increase at the same rate that costs could increase. Inflation and government efforts to combat inflation, such as raising the benchmark interest rate, have increased and could continue to increase market volatility and have an adverse effect on the financial market and global economy. Such adverse conditions could negatively impact demand for our products, which could adversely affect our business, financial condition and results of operations.
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

We rely on third parties for supply of raw materials and parts, assembly and test services, and transportation, among other things, and we generally cannot control their availability or conditions of supply or services.
We rely on third-party suppliers and service providers, including raw material and components suppliers, OSATs, freight carriers and distributors, in manufacturing our products. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, costs, and supply chain allocations. We currently source all of our package and test requirements from OSATs that are located predominantly in the Philippines and to a lesser extent in Taiwan and China. Since these OSATs might also provide services to our competitors, periods of increased industry demand may result in capacity constraints.
We obtain our wafer products from our joint venture wafer fabrication facility located in Japan, and we manufacture our epi-wafers at our facilities in California and Japan. In the future, we plan to additionally obtain our epi-wafers from a facility in Taiwan. With respect to suppliers and other service providers located in Taiwan, geopolitical changes in China-Taiwan relations could disrupt their operations, which could adversely affect our ability to scale certain products and as a result, could adversely affect our business and results of operations.
Our and our vendors’ manufacturing processes require availability of certain raw materials and supplies. Limited or delayed access to these items could adversely affect our results of operations. In certain instances, one of our vendors may be the sole source of highly specialized processing services or materials. If such vendor is unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require, we may be forced to seek to engage an additional or replacement vendor, which could result in additional expenses and delays in product development or shipment of product to our customers. If additional or replacement vendors are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers and as a result could adversely affect our business and results of operations.
We cannot predict the extent to which the United States or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions on the import or export of goods in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, financial condition and results of operations.
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
The effects of health epidemics or pandemics could materially affect our operations globally, including at our headquarters in California and at our subsidiaries in Japan. For example, government authorities around the world implemented numerous measures to try to contain the COVID-19 virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. During the COVID-19 pandemic, we also took precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate. For example, we at times required our employees to work remotely unless they could not perform their essential functions remotely and temporarily suspended all non-essential travel, which negatively impacted our customer success efforts and sales and marketing efforts during that time. In addition, as a result of the COVID-19 pandemic, some of our customers experienced delays in their internal development programs and design cycles with our GaN products, which led to postponements of their orders of our products and postponements of determinations that our products will be used in their designs for new products under development with corresponding delays in their market introduction and our achievement of revenues. We may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic.
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
We are a development stage company with 126 employees as of March 31, 2023 and are subject to the strains of ongoing development and growth, which has placed significant demands on our management and our operational and financial infrastructure. To manage any growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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

These and other improvements in our systems and controls will require significant capital expenditures and the allocation of valuable management and employee resources. If we fail to implement these improvements effectively, or do not have the financial resources to pursue and implement these actions in full, or at all, our ability to manage growth and ensure ongoing operation of key business systems would be impaired, and our business, financial condition and results of operations would be harmed.
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

Additionally, our option agreement with Nexperia establishes the parameters pursuant to which Nexperia, in certain limited instances (some of which may be beyond our control), is permitted to exercise an option (the “Option”) to acquire our wholly owned subsidiary, Transphorm Japan Epi, Inc. (“TJE”). In general, the Option is exercisable upon (i) certain acquisitions of securities or assets of us or our subsidiaries by a Competitor (as defined in the option agreement) that results in us, directly or indirectly, owning less than a majority of TJE, which acquisition is followed by any material breach (that is not cured within a specified time period) by us or a subsidiary of our obligations with respect to epiwafer supply to Nexperia under our supply agreement with Nexperia, or (ii) the unilateral termination by us of the supply agreement. While TJE’s epiwafer capacity currently is not required for production of our products, if such a “forced sale” event were to happen in the future, we could be required to purchase a portion of our epiwafer requirements from a third party. This could impact our epiwafer costs, reduce any overall profits, or cause us to lose a portion of our capacity, requiring us to generate more epiwafer capacity earlier than planned. This would result in greater capital expenditure than anticipated, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and compliance with these rules and regulations requires us to continue to hire additional financial reporting, internal controls and other finance personnel, and will continue to involve a material increase in regulatory, legal and accounting expenses and the attention of our board of directors and management. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our board of directors.

Any failure to maintain effective internal controls over our financial reporting could materially and adversely affect us.
Section 404 of the Sarbanes-Oxley Act requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal controls over financial reporting. However, for as long as we remain an emerging growth company or a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. For example, in connection with the audit of our consolidated financial statements for the years ended March 31, 2023 and 2022, the three-month transition period ended March 31, 2021, and the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting. We cannot predict the outcome of our testing in future periods. If we identify additional material weaknesses in the future or are unable to remediate the material weakness we currently have, our financial statements may be inaccurate and investors could lose confidence in the reliability of our financial statements, which in turn could negatively affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Capital Market.

We have identified a material weakness in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our consolidated financial statements in future periods.
We have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. As disclosed in Item 9A of this Report, in connection with the audit of our consolidated financial statements for the years ended March 31, 2023 and 2022, we identified one material weakness in our internal control over financial reporting related to insufficient personnel with technical accounting knowledge and financial reporting experience resulting in inadequate performance of review controls with respect to certain areas of our financial statements. Accordingly, we were not able to assert that our internal control over financial reporting was effective as of March 31, 2023 or March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.
Management has initiated corrective actions and procedures to remediate the identified material weakness, including hiring additional personnel with technical accounting knowledge and financial reporting experience, and has started to implement processes to support the complexity of our financial statements. We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2024. However, our ability to continue these remediation efforts is contingent upon our ability to raise significant additional funding. Remediation of the material weakness will require management attention and cause us to incur additional expenses, and is dependent on our ability to raise significant additional funding to support our operations, including these initiatives. If we fail to remediate the material weakness, or if we are unable to maintain effective controls and procedures in the future, our ability to record, process, summarize and report financial information accurately and within the time periods specified in SEC rules and forms could be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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
As of June 16, 2023, KKR Phorm Investors L.P. (“Phorm”) beneficially owned approximately 38.5% of our outstanding common stock, and our executive officers and directors, together with holders of ten percent or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 40.3% of our outstanding common stock. As a result, these stockholders, acting together, or Phorm individually, have the ability to significantly impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together or Phorm individually, have the ability to significantly impact the management and affairs of our company. Pursuant to the terms of a stockholders agreement with Phorm (the “Phorm Stockholders Agreement”), Phorm has the right to nominate (i) a majority of the board so long as it beneficially owns at least 40% of our then-outstanding shares of common stock, (ii) 33% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 20% but less than 40% of our then-outstanding shares of common stock, and (iii) 10% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 10% but less than 20% of our then-outstanding shares of common stock. Further, pursuant to the Phorm Stockholders Agreement, so long as Phorm beneficially owns 20% or more of the outstanding shares of our common stock, we will take all necessary action to cause a director nominated by Phorm to serve as chair of our board of directors.

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
If you are eligible to participate in the rights offering and do not exercise your subscription rights in full, your percentage ownership and voting rights in the Company will be diluted.
If you are eligible to participate in the rights offering because you were a stockholder of record as of 5:00 p.m., Eastern Daylight Time, on June 26, 2023 and you choose not to exercise your subscription rights, you will retain your current number of shares of our common stock. However, if other eligible stockholders fully exercise their basic subscription rights, exercise a greater proportion of their basic subscription rights than you exercise, or purchase shares in excess of their basic subscription rights in connection with the over-subscription privilege in the rights offering, the percentage of our common stock owned by these other stockholders will increase relative to your ownership percentage, and your voting and other rights in the Company will accordingly be diluted.
We could be subject to certain liquidated damages pursuant to the registration rights agreement we entered into with certain holders of our securities.
Pursuant to registration statements that were declared effective by the SEC on June 19, 2020, January 27, 2021, December 1, 2021, December 27, 2021, July 13, 2022, and May 1, 2023 (collectively, the “Resale Registration Statements”), we registered shares of our common stock for resale by the stockholders named therein. Pursuant to the registration rights agreements we entered into with certain holders of our securities, subject to certain exceptions, if (i) the Resale Registration Statements cease to remain continuously effective or such holders are otherwise not permitted to utilize the Resale Registration Statements to resell their registrable securities for a period of more than 15 consecutive trading days, or (ii) trading of our common stock is suspended or halted for more than three full, consecutive trading days, we could be subject to certain liquidated damages up to a maximum amount equal to the aggregate purchase price paid by the holders for their registrable securities.

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

On April 5, 2022, Joel Newman, an alleged holder of our common stock, filed a complaint in the Delaware Court of Chancery derivatively against our directors and KKR Phorm Investors L.P. (“Phorm”). On July 11, 2022, plaintiff filed an amended complaint. Among other things, the complaint alleges that the directors and Phorm (as an alleged controlling stockholder) breached their fiduciary duties, and that Phorm was unjustly enriched, because the terms of the November 5, 2021 private placement in which Phorm participated were allegedly unfairly favorable to Phorm. The directors have the right to advancement from us of expenses incurred defending the claims. The defendants moved to dismiss the complaint, and a hearing on the motion occurred on May 9, 2023. The Company is unable to estimate the potential loss or range of loss, if any, associated with this lawsuit.

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

Holders of Record

As of June 20, 2023, there were 25 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in street name.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
All unregistered sales of equity securities during the year ended March 31, 2023 were previously disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any shares of our common stock or other securities during the quarter ended March 31, 2023.

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
Overview
We are a pioneer, and a market and technology leader, in the wide-bandgap GaN power electronics field for high voltage power conversion applications. We deliver high quality and reliable GaN devices with high performance, while providing application design support to a growing customer base. Our GaN devices allow customers to design smaller, lighter and cooler power systems that create increased functional value in end products including smartphone power adapters, smartphone chargers, power supplies for datacenter servers and automotive electric vehicles, among other applications. We deploy our vertically integrated innovation model that leverages one of the industry’s most experienced GaN engineering teams (with over 300 years of combined experience) at every development stage: device design, materials growth, device fabrication, packaging, circuits and application support. This approach, backed by one of the GaN power industry’s largest intellectual property portfolios with access to over 1,000 world-wide patents, has yielded the industry’s first automotive-grade AEC-Q101 and JEDEC qualified high voltage GaN FETs. Our innovations are designed to move power electronics beyond the limitations of silicon and provide our customers with the potential to achieve higher efficiency (e.g., titanium-class performance in power supplies), higher power density and, in some designs, an overall lower system cost.
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
Since our inception, we have devoted substantial resources to the research and development of GaN power devices and the protection and enhancement of our intellectual property and have incurred significant operating losses. Our net loss was $30.6 million and $10.2 million for the years ended March 31, 2023 and 2022, respectively. As of March 31, 2023, our accumulated deficit was $209.2 million. Substantially all of our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.
Our revenue for the year ended March 31, 2023 was $16.5 million, of which $8.0 million was from related parties. Our revenue for the year ended March 31, 2022 was $24.1 million, of which $12.1 million was from related parties. For each of the years ended March 31, 2023 and 2022, we had three customers that each accounted for more than ten percent of our revenue. Together, these customers accounted for 62.9% and 78.1% of our revenue during the years ended March 31, 2023 and 2022, respectively.
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
Recent Developments
We recently announced a rights offering for our common stock, which we expect to commence soon after the filing of this Report. If the rights offering is fully subscribed, we intend to raise up to $15 million through the rights offering, to be used for working capital and general corporate purposes. We are also pursuing conventional asset-based debt financing initiatives that, if consummated and together with proceeds from a fully subscribed rights offering, would provide us with working capital well into the fiscal year ending March 31, 2025. There can be no assurance that the rights offering will be fully subscribed or that we will be successful in closing the debt financing. If the rights offering is completed but not fully subscribed or the debt financing is not closed, or does not raise the amounts we hope for, our forecasted financial runway will be significantly reduced. If we are unable to secure any additional funding through these financing initiatives, we believe that our existing cash and cash equivalents and forecasted revenue will be sufficient to fund our operations into the second half of September 2023. If we do not obtain any other financing, we would need to cease operations, liquidate our assets, and may seek the protection of applicable bankruptcy laws. Because all of our liabilities are senior to our common stock in our capital structure, any such liquidation or bankruptcy would likely result in the complete loss of your investment in our common stock. Therefore, trading in our securities is highly speculative and poses substantial risks. All statements contained herein regarding our future strategy, operations and potential growth are contingent upon our ability to obtain additional financing through the successful execution of the rights offering and debt financing initiatives, or otherwise.
Assuming we are able to raise sufficient funds through the the rights offering and debt financing initiatives we are pursuing, we intend to initiate, in our second fiscal quarter ending September 30, 2023, a strategic review of opportunities to enhance stockholder value which may include, among other things, strategic partnerships with third parties with equity or debt investment, a sale of the Company or certain of our assets, strategic licensing or other financing alternatives. Our strategic plans are not yet finalized and are subject to market conditions and other uncertainties. There can be no assurance that any strategic review will be successful, that it will result in a transaction on terms acceptable to us or our stockholders, or at all, or will result in increased stockholder value.
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

On April 3, 2023, we sold 500,000 shares of common stock in a private placement at a purchase price of $4.00 per share, with aggregate gross proceeds of $2.0 million.

In connection with the private placements disclosed above, we issued warrants as follows:

Issuance Date	Shares of Common Stock Underlying Warrants	Exercise Price Per Share
8/13/2021	209,000	$6.00
11/5/2021	958,334	$6.00
11/9/2021	416,667	$6.00
12/7/2021	348,649	$9.25
6/2/2022	666,668	$6.00
4/3/2023	250,001	$5.00

On February 10, 2022, we issued finders’ warrants to purchase 20,233 shares of common stock at an exercise price of $8.48 per share.
Further, on April 3, 2023, we entered into warrant exercise inducement offer letters with certain holders of then-outstanding warrants (the “Exercising Holders”), pursuant to which the Exercising Holders agreed to exercise, for cash, warrants to purchase, in the aggregate, 1,815,848 shares of common stock, in exchange for our agreement to (i) lower the exercise price of such warrants to $4.00 per share and (ii) issue new warrants to the Exercising Holders to purchase, in the aggregate, up to 2,269,810 shares of common stock at an exercise price of $5.00 per share. We received aggregate gross proceeds of approximately $7.3 million from the exercise of warrants by the Exercising Holders.
The outstanding warrants are exercisable by paying cash or by cashless exercise. The exercise price of the warrants is subject to standard anti-dilution adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment. We have determined that these warrants are subject to equity treatment because warrant holders have no right to demand cash settlement and there are no unusual anti-dilution rights.
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
We currently generate revenue from (1) commercial product sales and service contracts, (2) government contracts for research and development and (3) licensing contracts. Products are sold to distributors and end-users in various sectors such as, the gaming, industrial, IT, and consumer products industries.
Cost of Goods Sold
Cost of goods sold consists of (1) direct product costs incurred for the raw materials and manufacturing services for our products, (2) fixed product costs primarily relating to production, manufacturing and personnel and (3) depreciation expenses consisting primarily of expenses related to our fixed assets. In future periods, we expect our cost of goods sold attributable to direct product costs to increase proportionately with increases in revenue, and our cost of goods sold attributable to fixed product costs to remain substantially flat or moderately increase in connection with increases in revenue.
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
Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for personnel, including stock-based compensation and employee benefits, and associated travel costs. Sales and marketing expenses also include costs associated with our support of business development efforts with distributors, and costs related to trade shows and marketing programs. We expense sales and marketing expenses as incurred. As we increase our sales and expand our sales force and our marketing organization, we expect sales and marketing expenses in future periods to increase in absolute dollars.
General and Administrative. General and administrative expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits and travel. In addition, general and administrative expenses include third-party consulting, legal, audit and accounting services, allocations of overhead costs, such as rent, facilities and information technology, and amortization of our intangible assets. We expect general and administrative expenses in future periods to increase in absolute dollars due to additional legal, accounting, insurance, investor relations and other costs associated with being a public company, as well as other costs associated with growing our business.
Interest Expense
Interest expense consists of interest associated with our revolving credit facility with Nexperia.
Equity Loss in Joint Venture
Equity loss in joint venture consists of expenditures to cover the losses associated with our 25% share ownership of GaNovation from August 2021 to April 9, 2023 and our former 49% share ownership of AFSW. Our share ownership of GaNovation increased to 32.5%, effective April 10, 2023. Accordingly, the potential magnitude of equity loss in joint venture may increase in the future based upon the level of operating expenses incurred by GaNovation, which wholly owns AFSW.
Changes in Fair Value of Promissory Note
Changes in the fair value of promissory note reflect valuation changes in the notes held by the Company.
Other Income, Net
Other income, net of other expenses, consists primarily of income generated from subleasing a portion of our research and development facility located in California and interest income.
Tax Expense
Tax expense consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business.

Results of Operations
Comparison of the Years Ended March 31, 2023 and 2022
The following table sets forth our consolidated statements of operations data for the periods indicated (in thousands, except percentages):

	Year Ended March 31,		Change
	2023	2022	Amount	Percentage
Revenue, net	$16,511	$24,050	$(7,539)	(31.3)%
Cost of goods sold	17,461	12,530	4,931	39.4%
Gross (loss) profit	(950)	11,520	(12,470)	(108.2)%
Operating expenses:
Research and development	8,908	6,655	2,253	33.9%
Sales and marketing	5,247	3,535	1,712	48.4%
General and administrative	13,672	11,226	2,446	21.8%
Total operating expenses	27,827	21,416	6,411	29.9%
Loss from operations	(28,777)	(9,896)	(18,881)	190.8%
Interest expense	730	792	(62)	(7.8)%
Loss in joint venture	2,724	3,971	(1,247)	(31.4)%
Changes in fair value of promissory note	—	(605)	605	(100.0)%
Other income, net	(1,633)	(3,819)	2,186	(57.2)%
Loss before tax expense	(30,598)	(10,235)	(20,363)	199.0%
Tax expense	—	—	—	—
Net loss	$(30,598)	$(10,235)	$(20,363)	199.0%
Revenue decreased $7.5 million, or 31.3%, to $16.5 million for the year ended March 31, 2023 from $24.1 million for the year ended March 31, 2022. The decrease is due primarily to an $8.0 million decrease in licensing revenue from Nexperia, combined with a smaller decrease in government contract revenue, partially offset by an increase in commercial product revenue, as compared to the same period in 2022. We currently do not expect further licensing revenue in fiscal 2024.

Cost of goods sold increased $4.9 million, or 39.4%, to $17.5 million for the year ended March 31, 2023 from $12.5 million for the same period in 2022, due primarily to costs directly associated with increased commercial product and services sales and a $2.8 million inventory write-off. The inventory write-offs resulted primarily from a decision to discontinue the evaluation of certain epiwafer inventory produced while bringing our reactors online following an internal risk assessment of using these epiwafer units in our manufacturing process, and in favor of allocating resources to current and future epiwafer production and expansion efforts.
Gross loss was $(1.0) million for the year ended March 31, 2023 compared to a gross profit of $11.5 million for the same period in 2022. Margin decreased 53.7% to a gross loss margin of (5.8)% for the year ended March 31, 2023 from a 47.9% gross profit margin for the same period in 2022. The decrease is due primarily to a (i) $8.0 million decrease in licensing revenue from Nexperia and a (ii) $2.8 million inventory write-off during the year ended March 31, 2023.
Research and development expense increased $2.3 million, or 33.9%, to $8.9 million for the year ended March 31, 2023 from $6.7 million for the same period in 2022, due primarily to a reduction in the allocation of research and development costs to costs of goods sold in the amount of $2.0 million as a result of the wind down of certain government contracts.

Sales and marketing expense increased $1.7 million, or 48.4%, to $5.2 million for the year ended March 31, 2023 from $3.5 million for the same period in 2022, due primarily to increases in payroll and stock compensation costs of $1.2 million.

General and administrative expense increased $2.4 million, or 21.8%, to $13.7 million for the year ended March 31, 2023 from $11.2 million for the same period in 2022, due primarily to a $1.6 million increase in costs related to payroll and stock-based compensation expenses and $1.0 million increase in legal costs, primarily offset by a $0.5 million decrease in government cost. Expenses recognized outside of cost of goods sold and in general and administrative expense were $0.6 million and $1.1 million, respectively, for the years ended March 31, 2023 and 2022.
Interest expense decreased $0.1 million, associated with a reduction in interest related to the note payable to Yaskawa.

Loss in joint venture was $2.7 million for the year ended March 31, 2023, compared with $4.0 million for the same period in 2022 due to a reduction in our percentage ownership of the joint venture that owns AFSW.

There were no changes in the fair value of the promissory note for the year ended March 31, 2023 as the note was converted in October 2021. Changes in the fair value of the promissory note for the year ended March 31, 2022 was $0.6 million.

Other income, net of other expenses, decreased $2.2 million, or 57.2%, to $1.6 million for the year ended March 31, 2023 from $3.8 million for the same period in 2022, due primarily to the recognition of a $1.5 million gain upon termination of our joint venture agreement with FSL and the gain on conversion of the promissory note in the prior year that did not reoccur in the current year.

Liquidity and Capital Resources
Our principal sources of liquidity have been cash generated by issuing stock and promissory notes and, more recently, revenue from operations. During the years ended March 31, 2023 and 2022, we raised gross proceeds of $16.0 million and $50.9 million, respectively, from the sale of common stock in private placements, and used $26.5 million and $19.7 million, respectively, of cash in operations.
As of March 31, 2023, we had cash and cash equivalents and restricted cash of $16.0 million, other current assets of $14.7 million and current liabilities of $21.9 million (including an outstanding $12.0 million revolving loan with Nexperia due April 4, 2023), resulting in working capital (including restricted cash) of $8.8 million. In April 2023, we raised gross proceeds of $7.3 million from the exercise of warrants and $2.0 million from selling shares of our common stock in a private placement, but also used $12.2 million of cash to repay our revolving loan with Nexperia when it matured on April 4, 2023.
On June 16, 2023, we announced that the independent Financing Committee of our board of directors has approved a rights offering available to all holders of record of our common stock as of 5:00 p.m., Eastern Daylight Time, on June 26, 2023. If the rights offering is fully subscribed, we intend to raise up to $15 million through the rights offering, to be used for working capital and general corporate purposes. The rights offering will be made through the distribution to all holders of record of common stock as of the record date of non-transferable subscription rights to purchase a fraction of a share of common stock, at a ratio to be determined, for every one right held at a subscription price to be determined prior to the commencement of the rights offering. We intend to commence the rights offering soon after the filing of this Report. We are also pursuing conventional asset-based debt financing initiatives that, if consummated and together with proceeds from a fully subscribed rights offering, are expected to provide us with working capital well into the year ending March 31, 2025.
The rights offering and the conventional asset-based debt financing initiatives are referred to herein as the “Short-term Financing Arrangements.” If we are unable to secure additional funding through the Short-term Financing Arrangements, we believe that our existing cash and cash equivalents and forecasted revenue will be sufficient to fund our operations into the second half of September 2023. If the rights offering or the debt financing are completed but not fully subscribed, it will significantly reduce our forecasted financial runway. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, considering our working capital, historical losses from operations, and future expected losses, there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.
In response to the factors noted above, management plans to raise additional working capital to fund operations through the issuance of stock to investors (including through the rights offering as noted above and in “Note 19 - Subsequent Events” to the Consolidated Financial Statements), issuance of debt (including through our asset-based debt financing initiatives), and/or license of intellectual property. However, there is no assurance that we will be successful in raising additional capital. If we do not obtain any other financing, we would need to cease operations, liquidate our assets, and may seek the protection of applicable bankruptcy laws. Because all of liabilities are senior to our common stock in our capital structure, any such liquidation or bankruptcy would likely result in the complete loss of your investment in our common stock. Therefore, trading in our securities is highly speculative and poses substantial risks.
Our ability to sustain operations is dependent, in the short term, on successfully executing the Short-term Financing Arrangements and, in the longer term, on our ability to successfully market and sell our products and our ability to raise capital through additional financings until we are able to achieve profitability with positive cash flows. To the extent sufficient financing is not available, we may not be able to, or may be delayed in, developing our offerings and meeting our obligations. We will continue to evaluate our projected expenditures relative to our available cash and to evaluate financing alternatives in order to satisfy our working capital and other cash requirements.
Assuming we are able to raise sufficient funds through the Short-term Financing Arrangements, we intend to initiate, in our second fiscal quarter ending September 30, 2023, a strategic review of opportunities to enhance stockholder value which may include, among other things, strategic partnerships with third parties with equity or debt investment, a sale of the Company or certain of our assets, strategic licensing, or other financing alternatives. Our strategic plans are not yet finalized and are subject to market conditions and other uncertainties. There can be no assurance that any strategic review will be successful, that it will result in a transaction on terms acceptable to us or our stockholders, or at all, or will result in increased stockholder value.
If we are unable to successfully execute our strategic review, or enter into a transaction on acceptable terms, we may be required to delay, limit or terminate our operations or restructure our liabilities, including potentially under the protection of applicable bankruptcy laws.
The accompanying consolidated financial statements do not reflect any adjustments that might result from the outcome of the above uncertainties.
Our future capital requirements will depend on many factors including our revenue growth rate, billing frequency, the current global macroeconomic environment, the timing and extent of spending to support further sales and marketing and research and development efforts, and our obligations to GaNovation. The current global macroeconomic environment may make it more difficult or preclude us from raising additional capital, increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We will require additional equity or debt financing, which we may not be able to raise on terms acceptable to us or at all. If we are unable to raise additional capital when required, our business, results of operations and financial condition would be materially and adversely affected, or we may need to cease operations altogether.

Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Year Ended March 31,		Change
	2023	2022
Net cash (used in) provided by:
Operating activities	$(26,509)	$(19,736)	$(6,773)
Investing activities	(10,146)	(5,121)	(5,025)
Financing activities	18,834	49,498	(30,664)
(Decrease) increase in cash and cash equivalents, excluding effect of foreign exchange rate changes	$(17,821)	$24,641	$(42,462)
Operating Activities

Net cash used in operating activities was $26.5 million and $19.7 million for the years ended March 31, 2023 and 2022, respectively. The increase of $6.8 million was attributable primarily to a $20.4 million increase in net loss, reduced mainly by a (i) $8.0 million decrease in non-cash licensing revenue from a related party, (ii) $2.9 million increase in the provision for inventories, (iii) $1.2 million decrease in gain on promissory note conversion and (iv) $1.4 million increase in accounts payable and accrued expense.
Investing Activities
Net cash used in investing activities was $10.1 million and $5.1 million for the years ended March 31, 2023 and 2022, respectively. The increase of $5.0 million was attributable primarily to a $6.3 million increase in advances and purchases of property and equipment, offset by a $1.2 million decrease in investments in the joint venture.
Financing Activities
Net cash provided by financing activities was $18.8 million and $49.5 million for the years ended March 31, 2023 and 2022, respectively. The decrease of $30.7 million was attributable to $15.7 million in net proceeds from the sale of our common stock in private placements for the year ended March 31, 2023, compared to $49.8 million in net proceeds from the sale of our common stock in private placements for the same period of 2022.

Critical Accounting Policies and Estimates
The accompanying discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. Our significant accounting policies and estimates are discussed in the “Notes to Consolidated Financial Statements, Note 2 — Summary of Significant Accounting Policies.” For the year ended March 31, 2023, we adopted ASU 2016-02, Leases (Topic 842) as noted below.
Revenue Recognition
We derive revenue primarily through the sale and delivery of promised goods and services to distributors and end-users in various sectors such as, but not limited to, the gaming, industrial, IT, and consumer products industries. We disaggregate revenue based on the following contract types:

•Commercial Product and Service contracts, including contracts for sales of high-powered GaN-based products manufactured utilizing our proprietary and patented epiwafer technology and wafer fabrication and other assembly processes, sales of GaN epiwafers for the RF and power markets, and the provision of epiwafer growth services and products to our strategic partners.
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
Commercial Product and Service contracts
Sales prices are documented in executed customer or distributor agreements and subsequent individual invoices. Performance obligations consist of the delivery of promised products or services, each of which are considered to be separate although the invoices typically do not include more than one performance obligation. For invoices with multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price.
Performance obligations are satisfied, and revenue is recognized when control of a good or service promised in a contract is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service at a point in time, and revenue is recognized in an amount that reflects the consideration we expect to be entitled to receive in exchange for those products or services.
Revenue is recognized over time if the customer receives the benefits as we perform work, the customer controls the asset as it is being produced (continuous transfer of control), or the product being produced for the customer has no alternative use and we have a contractual right to payment for performance to date. We recognize revenue ratably over time under the cooperation and development agreement with Yaskawa.

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
Government contracts
Government contract revenue is principally generated under research and development contracts with agencies of the U.S. government. These contracts may include cost-plus fixed fee and fixed price terms. All payments received for work performed on contracts with agencies of the U.S. government are subject to adjustment upon audit by the Defense Contract Audit Agency. Performance obligations under government contracts are satisfied and revenue is recognized over time because the customer receives the benefits as we perform work, the customer controls the asset as it is being produced (continuous transfer of control), and we have a contractual right to payment for performance to date. Expenses recognized outside of cost of goods sold and in general and administrative expense were $0.6 million and $1.1 million for the years ended March 31, 2023 and 2022, respectively.

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
Disaggregation of Revenue from Contracts with Customers
Revenue disaggregated by contract type is as follows:

	Year Ended March 31,
	2023	2022
Commercial product and service (1)	$14,898	$12,173
Government (2)	1,613	3,877
Licensing (3)	—	8,000
Revenue, net	$16,511	$24,050

(1) We recognized service revenue under commercial product and service contracts of $2.1 million and $2.2 million for the years ended March 31, 2023 and 2022, respectively.
In December 2020, we entered into a cooperation and development agreement with Yaskawa Electric Corporation (“Yaskawa”), a related party, pursuant to which Yaskawa agreed to provide $4.0 million over approximately three years to fund development activities related to industrial power conversion applications, with an initial focus on servo motor drive applications. Subsequently, amendments to the contract were executed in April and November 2022 which increased the scope of the project and deliverables. We evaluated and concluded that the deliverables are the same and nature of the services to be provided to Yaskawa will be consistent over the period of approximately three years.
Accordingly, we recognized $1.2 million and $1.5 million in revenue for the years ended March 31, 2023 and 2022, respectively, which includes $0.3 million and $0.4 million recorded for services rendered but not billed for the years ended March 31, 2023 and 2022, respectively.
(2) Government revenue was primarily derived from contracts with the U.S. Navy. The contract’s expiration dates were initially March and June 2022, but such dates were subsequently extended to June and December 2022, respectively. We received new government authorized rates for billing purposes which allowed for retroactive application since inception. The cumulative impact of this rate change as of March 31, 2022 was $0.4 million.
(3) As part of the multi-element commercial arrangement executed with Nexperia on April 4, 2018 (see Note 3 - Nexperia Arrangement), we agreed to grant Nexperia the perpetual exclusive right to use our existing Gen-3 manufacturing process technology. License fees are received upon satisfaction of contractual milestones and recognized upon delivery of the perpetual license or transferred technology without any remaining performance obligations. We recognized $8.0 million of perpetual licensing revenue for the year ended March 31, 2022. No perpetual licensing revenue was recognized for the year ended March 31, 2023, and we do not expect licensing revenue in fiscal year 2024.

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
Operating lease ROU assets represent our right to use the underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using incremental borrowing rate at the lease commencement date. We chose the practical expedients and reviewed the lease and non-lease components for any impairment or otherwise, subsequently determining that no cumulative-effect adjustment to equity was necessary as part of implementing the modified retrospective approach for its adoption of ASC 842. Operating lease expense, which is comprised of amortization of the ROU asset and the interest accreted on the lease liability, is recognized on a straight-line basis over the lease term and is recorded in lease expense in the consolidated statements of income.
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

Item 8. Financial Statements and Supplementary Data.

Transphorm, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Transphorm, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Transphorm, Inc. (the “Company”) as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two year period ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred and continues to incur significant net losses and negative cash flows from operations, and needs to raise significant additional funds to meet its obligations and to sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Chicago, IL
June 28, 2023

Transphorm, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$15,527	$33,435
Restricted cash	500	500
Accounts receivable, net, including $2.9 million and $1.2 million from related parties as of March 31, 2023 and 2022, respectively (Note 18)	4,396	2,558
Inventory	8,406	6,330
Prepaid expenses and other current assets	1,859	1,971
Total current assets	30,688	44,794
Property and equipment, net	7,890	1,649
Operating lease right-of-use assets	3,033	—
Goodwill	1,079	1,180
Intangible assets, net	321	617
Investment in joint venture	715	143
Other assets	726	263
Total assets	$44,452	$48,646

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses, including $1.1 million and $0.9 million from related parties as of March 31, 2023 and 2022, respectively (Note 18)	$7,895	$3,588
Deferred revenue	—	346
Accrued interest	180	180
Accrued payroll and benefits	1,458	1,171
Operating lease liabilities	404	—
Revolving credit facility	12,000	—
Total current liabilities	21,937	5,285
Revolving credit facility, net of current portion	—	12,000
Operating lease liabilities, net of current portion	2,670	—
Other liabilities	230	—
Total liabilities	24,837	17,285
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value; 750,000,000 shares authorized as of March 31, 2023 and 2022, and 57,047,013 and 53,379,307 shares issued and outstanding as of March 31, 2023 and 2022, respectively	6	5
Additional paid-in capital	230,272	211,190
Accumulated deficit	(209,236)	(178,638)
Accumulated other comprehensive loss	(1,427)	(1,196)
Total stockholders’ equity	19,615	31,361
Total liabilities and stockholders’ equity	$44,452	$48,646
See accompanying notes to consolidated financial statements.

Transphorm, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended March 31,
	2023	2022
Revenue, net, including related parties (Note 18)	$16,511	$24,050
Cost of goods sold	17,461	12,530
Gross (loss) profit	(950)	11,520
Operating expenses:
Research and development	8,908	6,655
Sales and marketing	5,247	3,535
General and administrative	13,672	11,226
Total operating expenses	27,827	21,416
Loss from operations	(28,777)	(9,896)
Interest expense	730	792
Loss in joint venture	2,724	3,971
Changes in fair value of promissory note	—	(605)
Other income, net	(1,633)	(3,819)
Loss before tax expense	(30,598)	(10,235)
Tax expense	—	—
Net loss	$(30,598)	$(10,235)
Net loss per share - basic and diluted	$(0.54)	$(0.22)
Weighted average common shares outstanding - basic and diluted	56,227,007	46,056,331
See accompanying notes to consolidated financial statements.

Transphorm, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended March 31,
	2023	2022
Net loss	$(30,598)	$(10,235)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(231)	(339)
Other comprehensive loss, net of tax	(231)	(339)
Comprehensive loss	$(30,829)	$(10,574)
See accompanying notes to consolidated financial statements.

Transphorm, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
Balance at March 31, 2021	40,531,996	$4	$144,201	$(168,403)	$(857)	$(25,055)
Stock options exercised	52,799	—	221	—	—	221
Restricted stock units vested	305,982	—	—	—	—	—
Restricted stock units surrendered due to net share settlement to satisfy employee tax liability	(97,249)	—	(768)	—	—	(768)
Stock warrants exercised	95,528		272			272
Issuance of common stock (Note 13)	9,370,251	1	50,272	—	—	50,273
Conversion of promissory note (Note 13)	3,120,000	—	14,378	—	—	14,378
Stock-based compensation	—	—	2,614	—	—	2,614
Other comprehensive loss	—	—	—	—	(339)	(339)
Net loss	—	—	—	(10,235)	—	(10,235)
Balance at March 31, 2022	53,379,307	$5	$211,190	$(178,638)	$(1,196)	$31,361
Stock options exercised	168,326	—	710	—	—	710
Restricted stock units vested	403,157	—	—	—	—	—
Restricted stock units surrendered due to net share settlement to satisfy employee tax liability	(103,776)	—	(546)	—	—	(546)
Issuance of common stock (Note 13)	3,199,999	1	15,719	—	—	15,720
Stock-based compensation	—	—	3,199	—	—	3,199
Other comprehensive loss	—	—	—	—	(231)	(231)
Net loss	—	—	—	(30,598)	—	(30,598)
Balance at March 31, 2023	57,047,013	$6	$230,272	$(209,236)	$(1,427)	$19,615

See accompanying notes to consolidated financial statements.

Transphorm, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(30,598)	$(10,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory	3,127	196
Depreciation and amortization	968	843
Amortization of right-of-use assets	566	—
Perpetual licensing revenue from a related party (Note 18)	—	(8,000)
Stock-based compensation	3,199	2,614
Interest cost	—	107
Gain on promissory note conversion	—	(1,222)
Gain on sale of equipment	(106)	—
Loss in joint venture	2,724	2,516
Changes in fair value of derivative instruments	(14)	—
Changes in fair value of promissory note	—	(605)
Changes in operating assets and liabilities:
Accounts receivable	(1,838)	(940)
Inventory	(5,203)	(4,303)
Prepaid expenses and other current assets	125	(518)
Other assets	(463)	11
Accounts payable, accrued expenses, and other liabilities	1,586	198
Deferred revenue	(346)	(159)
Accrued payroll and benefits	288	(239)
Operating lease liabilities	(524)	—
Net cash used in operating activities	(26,509)	(19,736)
Cash flows from investing activities:
Purchases of property and equipment	(6,936)	(595)
Proceeds from sale of equipment	111	—
Investment in joint venture	(3,321)	(4,526)
Net cash used in investing activities	(10,146)	(5,121)
Cash flows from financing activities:
Proceeds from stock option exercise	710	221
Proceeds from issuance of common stock	16,000	50,900
Cost associated with issuance of common stock	(280)	(1,127)
Payment for taxes related to net share settlement of restricted stock units	(546)	(768)
Proceeds from exercise of warrants	2,950	272
Net cash provided by financing activities	18,834	49,498
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(87)	(206)
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,908)	24,435
Cash, cash equivalents and restricted cash at beginning of year	33,935	9,500
Cash, cash equivalents and restricted cash at end of year	$16,027	$33,935

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	15,527	33,435
Restricted cash	500	500
Cash, cash equivalents and restricted cash at end of period	$16,027	$33,935

Supplemental disclosures of cash flow information:
Interest expense paid	$730	$685
Supplemental non-cash investing activity:
Equipment purchases	$—	$250
Supplemental non-cash financing activity:
Issuance of shares in connection with a service contract	$—	$500
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$3,598	$—
Development loan reduction related to perpetual licensing revenue	$—	$8,000
Conversion of promissory note	$—	$15,600
See accompanying notes to consolidated financial statements.

Transphorm, Inc.
Notes to Consolidated Financial Statements

Note 1 - Business
The original Transphorm, Inc., now named Transphorm Technology, Inc. (“Transphorm Technology”), a wholly owned subsidiary of Parent (as defined below), was founded in 2007 to develop gallium nitride (“GaN”) semiconductor components used in power conversion.
On February 12, 2020 (the “Closing Date”), Peninsula Acquisition Corporation (“Peninsula”), a shell company, consummated the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated February 12, 2020, by and among Peninsula, Peninsula Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Peninsula (“Merger Sub”), and Transphorm Technology. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Transphorm Technology, with Transphorm Technology surviving the merger as a wholly-owned subsidiary of Peninsula (the “Merger”). On the Closing Date, Peninsula changed its name to Transphorm, Inc. (“Parent”).
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
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, considering the Company’s working capital (including restricted cash) of $8.8 million as of March 31, 2023, the Company’s historical losses from operations (during the year ended March 31, 2023, the Company used $26.5 million in cash from operations), and the future expected losses, there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. In April 2023, the Company raised gross proceeds of $7.3 million from the exercise of warrants and $2.0 million from selling shares of our common stock in a private placement, but also used $12.2 million of cash to repay our revolving loan with Nexperia when it matured on April 4, 2023, and as such did not alleviate the substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.
In response to the factors noted above, management intends to raise additional working capital to fund operations through the issuance of stock to investors (including in the form of a rights offering as noted in “Note 19 - Subsequent Events” to the Consolidated Financial Statements), issuance of debt (including through the Company’s asset-based debt financing initiatives), and/or license of intellectual property. However, there is no assurance that the Company will be successful in raising additional capital. If the Company is unable to secure additional funding, the Company believes that its existing cash and cash equivalents and forecasted revenue will be sufficient to fund its operations into the second half of September 2023. If the Company does not obtain any other financing, the Company would need to cease operations, liquidate its assets, and may seek the protection of applicable bankruptcy laws.
The Company’s ability to sustain operations is dependent on its ability to successfully market and sell its products and its ability to raise capital through additional financings until it is able to achieve profitability with positive cash flows. To the extent sufficient financing is not available, the Company may not be able to, or may be delayed in, developing its offerings and meeting its obligations. The Company will continue to evaluate its projected expenditures relative to its available cash and evaluate financing alternatives in order to satisfy its working capital and other cash requirements. The accompanying consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Note 2 - Summary of Significant Accounting Policies
Principles of Consolidation

The consolidated financial statements include the accounts of Parent and its wholly-owned subsidiaries, Transphorm Technology, TPJ, Transphorm Aizu and TJE. Upon consolidation, all significant intercompany accounts and transactions have been eliminated.

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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly-liquid investments with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist principally of bank deposits and money market funds. Restricted cash of $0.6 million as of March 31, 2023 and 2022 consists of a $0.5 million letter of credit held for purchases from a vendor in current assets and $0.1 million of long-term deposit in other assets.
Foreign Currency Risk and Hedging
The Company is exposed to foreign currency risk due to its operations in Japan (Yen). Assets and liabilities of the operations are re-measured into U.S. currency at exchange rates in effect at the balance sheet dates through the consolidated statements of comprehensive loss. Gains or losses resulting from foreign currency transactions are re-measured using the rates on the dates on which those elements are recognized during the period and are included in other income or expense in the consolidated statements of operations. Changes in the value of our cash balance due to fluctuations in foreign exchange rate are presented on the consolidated statements of cash flows as effect of foreign exchange rate changes on cash, cash equivalents and restricted cash. As of March 31, 2023 and 2022, the Company had foreign cash and cash equivalents of $0.2 million and $0.1 million, respectively, which represented 1.0% and 0.2%, respectively, of total cash and cash equivalents.
Concentrations of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The majority of the Company’s cash, cash equivalents, and restricted cash are held with one major financial institution, which exposes the Company to credit risk in the event of default by the financial institution holding its cash. Substantially all cash amounts on deposit with major financial institutions exceed Federal Deposit Insurance Corporation insured limits. Risks associated with cash holdings in excess of insured limits are mitigated by banking with high-quality institutions. The Company’s investment policy restricts investments to high-quality investments and limits the amounts invested with any one issuer, industry or geographic area. To date, the Company has not experienced any significant losses on its cash and cash equivalents. The Company periodically evaluates the relative credit standing of these financial institutions.
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
Accounts Receivable
Accounts receivable are analyzed and allowances for uncollectible accounts are recorded, as required. Provisions for uncollectible accounts, if any, are recorded as bad debt expense and included in general and administrative expenses in the accompanying consolidated statements of operations. The process for determining the appropriate level of allowances for doubtful accounts involves judgment, and the Company considers such factors as the age of the underlying receivables, historical and projected collection trends, the composition of outstanding receivables, current economic conditions and regulatory changes. An account is fully reserved when reasonable collection efforts have been unsuccessful and it is probable that the receivable will not be recovered. No provision for doubtful accounts was recorded for the years ended March 31, 2023 or 2022 as substantially all of the accounts receivables were expected to be collected subsequently.
Inventory
Inventories are stated at the lower of cost or estimated net realizable value. Standard cost is generally computed based on actual cost on a first-in, first-out basis and is adjusted on a periodic basis. Standard cost includes the cost of raw materials, internal labor, overhead (including depreciation) and costs for foundry and packaging for offshore assembly providers. Standard cost is based on the normal utilization and yield of installed factory capacity, which are inputs that require management’s judgement in determining. Cost associated with underutilization of capacity and yield is expensed as incurred. Inventory held at consignment locations is included in our finished goods inventory.
The Company performs periodic reviews of inventory items to identify excess and obsolete inventories on hand by comparing on-hand balances to anticipated usage using recent historical activity as well as anticipated or forecasted demand. If estimates of customer demand diminish further or market conditions become less favorable than those projected by the Company, additional inventory carrying value adjustments may be required. The Company maintains an inventory reserve for obsolete inventory and generally makes inventory value adjustments against the inventory reserve.
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
Goodwill
Goodwill arose for the acquisition of a business in February 2014 based in Japan and was accounted for as the purchase of a business. Goodwill generated from business combinations and deemed to have indefinite lives are not subject to amortization and instead are tested for impairment at least annually unless certain events occur or circumstances change. Goodwill represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. The Company tests for goodwill impairment annually, on March 31, or earlier if events or changes in circumstances indicate goodwill might possibly be impaired. Impairment exists when the carrying value of the goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess as a charge to operations in the consolidated statements of operations. For the years ended March 31, 2023 and 2022, no impairment charge was recorded related to goodwill.
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
If it is determined that the carrying values might not be recoverable based upon the existence of one or more indicators of impairment, the Company performs a test for recoverability using various methodologies, such as the income approach or cost approach, to determine the fair value of intangible assets depending upon the nature of the assets. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their respective fair values. For the years ended March 31, 2023 and 2022, no impairment charges were recorded related to intangible assets.
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
The Company follows a five-step approach for recognizing revenue, consisting of the following: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when, or as, the entity satisfies a performance obligation. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company does not have any significant financing components associated with its revenue contracts, as payment is received within one year.
Commercial Product and Service Contracts

Sales prices are documented in executed customer or distributor agreements and subsequent individual invoices. Performance obligations consist of the delivery of promised products or services, each of which are considered to be separate although the invoices typically do not include more than one performance obligation. For invoices with multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price.
Performance obligations are satisfied, and revenue is recognized when control of a good or service promised in a contract is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service at a point in time, and revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those products or services.
Revenue is recognized over time if the customer receives the benefits as the Company performs services, if the customer controls the asset as it is being produced (continuous transfer of control), or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for performance to date. The Company recognizes revenue ratably over time under the cooperation and development agreement with Yaskawa Electric Corporation (“Yaskawa”), a related party through share ownership.
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
Government contracts
Government contract revenue is principally generated under research and development contracts with agencies of the U.S. government. These contracts may include cost-plus fixed fee and fixed price terms. All payments received for work performed on contracts with agencies of the U.S. government are subject to adjustment upon audit by the Defense Contract Audit Agency. Performance obligations under government contracts are satisfied and revenue is recognized over time because the customer receives the benefits as the Company performs work, the customer controls the asset as it is being produced (continuous transfer of control), and the Company has a contractual right to payment for performance to date.
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
Research and Development
The Company is a party to research grant contracts with the U.S. government for which the Company is reimbursed for specified costs incurred for its research projects. These projects include energy saving initiatives for which the U.S. government offers reimbursement funds. Such reimbursements are recorded as an offset to research and development expenses when the related qualified research and development expenses are incurred. Reimbursable costs are recognized in the same period the costs are incurred up to the limit of approved funding amounts on qualified expenses. Grant reimbursement of $0.6 million and $0.3 million was recorded as an offset to research and development expense for the years ended March 31, 2023 and 2022, respectively.
Stock-Based Compensation
All share-based payments, including grants of stock options and restricted stock units (“RSUs”), are measured at the fair value of the share-based awards on the grant date and expense is recognized over their respective vesting periods, which is generally one to four years. The estimated fair value of stock options at the grant date is determined using the Black-Scholes-Merton pricing model, and the RSUs are measured using the fair market value of the stock price at grant date. The Company recognizes the fair value of share-based payments as compensation expense for all expected-to-vest stock-based awards over the vesting period of the award using the straight-line attribution or graded vesting method provided that the amount of compensation cost recognized at any date is no less than the portion of the grant-date fair value of the award that is vested at that date.
The Black-Scholes-Merton option pricing model requires the following assumptions:
•Expected volatility - The Company utilizes the historical volatility of representative public companies to determine its expected volatility, as the trading history of the Company’s common stock is limited.
•Forfeitures - The Company adopted ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and has elected to account for forfeitures as they occur and therefore, stock-based compensation expense has been calculated based on actual forfeitures in the statements of operations, rather than our previous approach which was net of estimated forfeitures.
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
Changes in the deemed fair value of the common stock, the underlying assumptions in the calculations, the number of options granted or the terms of such options, the treatment of tax benefits, and other changes may result in significant differences in the amounts or timing of the compensation expense recognized.

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
For the year ended March 31, 2023, there were 7,049,192 shares, consisting of 2,909,204 stock options, 816,022 restricted stock units and 3,323,966 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive. For the year ended March 31, 2022, there were 6,491,081 shares, consisting of 2,879,008 stock options, 954,775 restricted stock units and 2,657,298 stock warrants, that were not included in the computation of diluted loss per share because their effect would be anti-dilutive.
Fair Value Measurement
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of the Company’s financial instruments such as cash equivalents, accounts receivable, revolving credit facility, accounts payable and accrued liabilities approximate fair values due to the short-term nature of these items. The fair value of the foreign currency forward and option contracts are discussed in Note 15.
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
Segment Reporting
The Company’s operations and its financial performance is evaluated on a consolidated basis by the chief operating decision maker. The Company’s chief operating decision maker is the Parent’s Chief Executive Officer. Accordingly, the Company considers all of its operations to be aggregated in one reportable operating segment. For the year ended March 31, 2023 and 2022, total revenue was $16.5 million, all from U.S. operations. For the year ended March 31, 2022, total revenue was $24.1 million, of which $23.4 million was from U.S. operations and $0.7 million was from Japan operations.
Accounting Standard Adopted

The Company adopted ASU 2016-02, Leases (Topic 842) effective April 1, 2022, pursuant to ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities which deferred the effective date of the standard for smaller reporting companies. The standard requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability on their balance sheet for all leases, including operating leases, with a term of greater than 12 months. In July 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-11, which adds a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. Under this transition option, comparative reporting would not be required, and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. The Company elected to use the optional transition method provided by ASU 2018-11. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward its ASC 840 assessment regarding definition of a lease, lease classification, and initial direct costs. The following practical expedients were applied implementing this standard.

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
Operating lease ROU assets represent the Company’s right to use the underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using incremental borrowing rate at the lease commencement date. The Company chose the practical expedients and reviewed the lease and non-lease components for any impairment or otherwise, subsequently determining that no cumulative-effect adjustment to equity was necessary as part of implementing the modified retrospective approach for its adoption of ASC 842. Operating lease expense, which is comprised of amortization of the ROU asset and the interest accreted on the lease liability, is recognized on a straight-line basis over the lease term and is recorded in lease expense in the consolidated statements of operations.
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
Financial Instruments - In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for the Company’s 2024 fiscal year. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and the adoption is not expected to have a significant impact on the consolidated financial statements.

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
On May 18, 2021, Amendment No. 6 to the LSA was executed to (1) extend the maturity date for the revolving loan to the earlier of April 4, 2023 and the occurrence of specified change of control events, (2) add Parent as a guarantor of Transphorm Technology’s obligations under the LSA, and (3) convert $2.0 million of term loans into a revolving loan with the same terms and conditions as the existing revolving loan. See Note 11 - Debts.
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
In connection with the option agreement, the Company also amended and restated its existing intracompany license agreement with TJE to clarify Nexperia’s rights upon exercise of the Option.

Note 4 - Revenue
Revenue, net including related parties, disaggregated by contract type is as follows (in thousands):

	Year Ended March 31,
	2023	2022
Commercial product and service (1)	$14,898	12,173
Government (2)	1,613	3,877
Licensing (3)	—	8,000
Revenue, net	$16,511	$24,050

Revenues from related parties were $8.0 million and $12.1 million for the years ended March 31, 2023 and 2022, respectively.
(1) The Company recognized service revenue under commercial product and service contracts of $2.1 million and $2.2 million for the years ended March 31, 2023 and 2022, respectively.
In December 2020, the Company entered into a cooperation and development agreement with Yaskawa Electric Corporation (“Yaskawa”), a related party, pursuant to which Yaskawa agreed to provide $4.0 million over approximately three years to fund development activities related to industrial power conversion applications, with an initial focus on servo motor drive applications. Subsequently, amendments to the contract were executed in April and November 2022 which increased the scope of the project and deliverables. The Company evaluated and concluded that the deliverables are the same and nature of the services to be provided to Yaskawa will be consistent over the period of approximately three years.
Accordingly, the Company recognized $1.2 million and $1.5 million in revenue for the years ended March 31, 2023 and 2022, respectively, which includes $0.3 million and $0.4 million recorded for services rendered but not billed for the years ended March 31, 2023 and 2022, respectively.
(2) Government revenue was primarily derived from contracts with the U.S. Navy. The contract’s expiration dates were initially March and June 2022, but such dates were subsequently extended to June and December 2022, respectively. The Company received new government authorized rates for billing purposes which allowed for retroactive application since inception. The cumulative impact of this rate change as of March 31, 2022 was $0.4 million.
(3) As part of the multi-element commercial arrangement executed with Nexperia on April 4, 2018 (see Note 3 - Nexperia Arrangement), the Company agreed to grant Nexperia the perpetual exclusive right to use the Company’s existing Gen-3 manufacturing process technology. License fees are received upon satisfaction of contractual milestones and recognized upon delivery of the perpetual license or transferred technology without any remaining performance obligations. The Company recognized $8.0 million of perpetual licensing revenue for the year ended March 31, 2022. No perpetual licensing revenue was recognized for the year ended March 31, 2023.

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
Significant customers are those that represent 10% or more of revenue or accounts receivable.

Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Year Ended March 31,
	2023	2022
Customer A	16.9%	42.4%
Customer B	*	16.1%
Customer C	21.7%	19.6%
Customer D	*	*
Customer E	24.3%	*
* Less than 10% of total
Accounts receivable, by percentage, from individual customers representing 10% or more of accounts receivable are set forth in the following table:

	As of March 31,
	2023	2022
Customer A	26.2%	20.1%
Customer B	*	19.4%
Customer C	12.8%	38.8%
Customer D	10.6%	*
Customer E	38.2%	*
* Less than 10% of total
Customers A and E are related parties and Customer B is a government agency. JCP Capital Management, LLC Limited is a stockholder of Customer C. Refer to Note 9 - Investment in Joint Venture and Note 18 - Related Party Transactions.

Note 6 - Inventory
Inventory consists of the following as of the dates presented (in thousands):

	As of March 31,
	2023	2022
Raw materials	$5,167	$2,412
Work in process	1,719	1,865
Sub-assembly	809	1,628
Finished goods	711	425
Total	$8,406	$6,330
The Company recorded inventory write-offs of $2.8 million and $0.2 million for the years ended March 31, 2023 and 2022, respectively. The inventory write-offs in the current year resulted primarily from a decision in the current period to discontinue the evaluation of certain epiwafer inventory produced while bringing the Company’s reactors online following an internal risk assessment of using these epiwafer units in the Company’s manufacturing process, and in favor of allocating the Company’s resources to current and future epiwafer production and expansion efforts.

Note 7 - Property and Equipment

Property and equipment as of the dates presented consists of the following (in thousands except years):

	March 31,		Estimated Useful Life (in years)
	2023	2022
Machinery and equipment	11,124	$15,255	5
Computer equipment and software	887	872	3
Furniture and fixtures	75	179	7
Leasehold improvements (1)	5,069	4,950	7
Construction in progress	6,446	384
Property and equipment, gross	23,601	21,640
Less: accumulated depreciation and amortization	(15,711)	(19,991)
Property and equipment, net	$7,890	$1,649
(1) Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the related remaining lease term.

The Company recorded depreciation and amortization expense related to property and equipment of $0.7 million and $0.5 million for the years ended March 31, 2023 and 2022, respectively.

The Company recognized $0.1 million as gain on sale of equipment in Other income, net for the year ended March 31, 2023.

Note 8 - Intangible Assets
The carrying values of intangible assets as of the dates presented, respectively, consists of the following (in thousands except years):

	March 31, 2023
	Gross	Accumulated Amortization	Foreign Exchange Rate Changes	Net	Estimated Useful Life (in years)
Patents	$2,963	$(2,642)	$—	$321	10
Developed Technology - 150 V	560	(517)	(43)	—	6
Developed Technology - 600 V	1,701	(1,570)	(131)	—	6
Total	$5,224	$(4,729)	$(174)	$321

	March 31, 2022
	Gross	Accumulated Amortization	Foreign Exchange Rate Changes	Net	Estimated Useful Life (in years)
Patents	$2,963	$(2,346)	$—	$617	10
Developed Technology - 150 V	560	(517)	(43)	—	6
Developed Technology - 600 V	1,701	(1,570)	(131)	—	6
Total	$5,224	$(4,433)	$(174)	$617
The Company recorded amortization expenses related to intangible assets of $0.3 million for each of the years ended March 31, 2023 and 2022.

Estimated future amortization expenses related to intangible assets as of March 31, 2023 were as follows (in thousands):

Year Ending March 31,
2024	$296
2025	25
Total	$321

Note 9 - Investment in Joint Venture
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

Prior to the conclusion of the JVA, on April 1, 2020, FSL exercised its put option under the JVA and notified the Company that FSL intended to exit the joint venture by selling its 51% interest in AFSW to the Company. In December 2020, the Company entered into a joint venture agreement with JCP Capital Management, LLC Limited (“JCP Capital”), the controlling party with a 75% ownership interest in the joint venture as of March 31, 2023, to create GaNovation, a joint venture company in Singapore, to engage in the business of distribution, development and supply of GaN products and, upon approval of the regulatory authorities in Japan, to purchase FSL’s and Transphorm’s interests in AFSW. In July 2021, regulatory authorities in Japan approved GaNovation’s purchase of 100% of the interests in AFSW from Transphorm and FSL. On July 20, 2021, Transphorm Aizu entered into a Share Purchase Agreement (the “Purchase Agreement”) with GaNovation, pursuant to which GaNovation agreed to acquire Transphorm’s 49% interest in AFSW from Transphorm Aizu for 1 Japanese Yen. The closing of the Purchase Agreement occurred on August 1, 2021. Immediately following the closing of the Purchase Agreement and other concurrent transactions between GaNovation and FSL, GaNovation owned 100% of AFSW and Transphorm held a 25% interest in GaNovation.

GaNovation (through AFSW) manufactures semiconductor products exclusively for its owners under manufacturing agreements at prices estimated to cover the cost of production. GaNovation was determined to be a variable interest entity as the equity at risk was not believed to be sufficient. GaNovation depends on its owners for any additional cash. The Company’s known maximum exposure to loss approximated the carrying value of its investment balance, which included the financing. Potential future losses could be higher than the carrying amount of the Company’s investment, as the Company is liable for other future operating costs or obligations of GaNovation. In addition, because the Company is currently committed to purchasing GaN wafers and production-related services from AFSW at pre-agreed pricing based upon the Company’s second generation products, the Company may be required to purchase products at a higher cost for its newer generation products.
For the period from April 1, 2022 through March 31, 2023, JCP Capital was responsible for 75% of the funding obligations and losses of AFSW, while Transphorm was responsible for 25% of the funding obligations and losses of AFSW. Effective April 10, 2023, JCP Capital became responsible for 67.5% of the funding obligations and losses of AFSW, while the Company became responsible for 32.5% of the funding obligations and losses of AFSW, except that JCP Capital’s total funding obligations or investment shall not exceed $35 million and Transphorm’s total funding obligations or investment shall not exceed $12 million for the three-year period beginning August 1, 2021. As of March 31, 2023, the Company had provided $5.3 million of this $12.0 million commitment to GaNovation.

The Company’s investment activities in GaNovation and AFSW for the periods presented are summarized below (in thousands):

	GaNovation	GaNovation / AFSW (1)
	Year Ended March 31,
	2023	2022
Beginning Balance	$143	$(1,866)
Investment	3,320	4,526
Loss	(2,724)	(3,971)
Gain	—	1,455
Effect of exchange rate change	(24)	(1)
Ending Balance	$715	$143
(1) Includes transactions for AFSW during the four months ended July 30, 2021.

Summarized unaudited financial information of GaNovation and AFSW for the periods indicated are as follows (in thousands):

	GaNovation
	March 31,
	2023	2022
Current assets	$4,572	$4,259
Long-term assets	6,602	3,690
Other current liabilities	5,698	3,799
Due to controlling owner	2	(1)
Due to Transphorm	745	—
Net surplus	4,729	4,151

	GaNovation	GaNovation / AFSW (1)
	For the Year Ended March 31,
	2023	2022
Sales	$13,275	9,109
Gross loss	(9,174)	(9,359)
Net loss	(10,955)	(11,967)
As of March 31, 2023, the book value of the Company’s investment in joint venture was $0.7 million, which is net of a $0.5 million basis difference originating primarily from foreign currency differences between the contributions the Company made under its funding obligations and the book value of the Company’s share of the underlying net assets and liabilities of the joint venture.
(1) Includes sales of $2.2 million, gross loss of $(3.2) million and net loss of $(4.3) million for AFSW during the four months ended July 30, 2021.

Note 10 - Leases
On April 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842), using the optional transition method permitted by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. See Note 2 - Summary of Significant Accounting Policies.
The Company’s operating leases are real estate leases which are comprised of the Company’s headquarters and offices in the United States and internationally with remaining lease terms ranging from one to seven years as of March 31, 2023. Certain lease arrangements contain extension options and, as these extension options are generally considered reasonably certain of exercise, they are included in the lease term. As most of the Company’s leases do not provide an explicit rate, the Company utilizes a 6.0% discount rate (based on the rate provided for under the LSA with Nexperia) at the commencement date to calculate the present value of lease payments.
In determining whether a contract contains a lease, the Company assesses whether an arrangement includes a lease at contract inception. Operating lease ROU assets and liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. The opening balances for operating lease ROU assets and lease liabilities were $3.5 million and $3.5 million, respectively, as of the adoption date of April 1, 2022. The Company did not have any finance leases at March 31, 2023.

The following table presents the Company’s ROU assets and lease liabilities as of the date indicated (in thousands):

March 31, 2023
Operating lease ROU assets	$3,033

Operating lease liabilities	$404
Operating lease liabilities, net of current portion	2,670
Total operating lease liability	$3,074
Weighted average remaining lease terms for the Company’s operating leases were 5.6 years and the weighted average discount rate for the Company's operating leases was 6.0% as of March 31, 2023. Operating lease expense and short-term lease expense were $0.7 million and $0.1 million, respectively, for the year ended March 31, 2023. Cash paid, and included in cash flows from operating activities, for amounts included in the measurement of the lease liability for the Company's operating leases was $0.7 million for the year ended March 31, 2023.
The following table presents the Company's remaining lease liabilities by maturity for the periods indicated (in thousands):

March 31, 2023
2024	710
2025	674
2026	659
2027	616
2028	358
Thereafter	626
Lease payments	3,643
Less: interest	(569)
Present value of lease liability	$3,074

As previously reported in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022 and under legacy lease accounting under ASC 840, future minimum operating lease commitments as of March 31, 2022 were as follows (in thousands):

March 31, 2022
2023	$681
2024	647
2025	156
Total	$1,484

Note 11 - Debts
Development Loans and Revolving Credit Facility
See Note 3 - Nexperia Arrangement for details on the development term loans under the Loan and Security Agreement (“LSA”). As of March 31, 2023 and 2022, there were no term loans outstanding under the LSA.

The LSA also provided a $10.0 million revolving loan (Tranche C Loan) that was scheduled to mature at the earlier of (i) April 3, 2021, and (ii) the date a Change of Control (as defined in the LSA) of the Company occurs. Interest payable by the Company accrues on the outstanding principal amount of the loans during such period at a rate of 6% per annum. The credit facility is secured against certain of the Company’s U.S. patents not relating to MOCVD or epiwafer technology. On March 1, 2021, the maturity of the Tranche C Loan of $10.0 million was extended to May 18, 2021. On May 18, 2021, the maturity of the Tranche C Loan was extended to the earlier of April 4, 2023 and the occurrence of specified change of control events, and the $2.0 million Tranche B-1 Loan was converted into a Tranche C-1 Loan (the “Tranche C Loans” together with the Tranche C Loan) with the same terms and conditions as the existing Tranche C Loan. See Note 3 - Nexperia Arrangement for further details.
As of March 31, 2023, there was $12.0 million of principal related to the Tranche C Loans and $0.2 million of accrued interest outstanding under the LSA. The Company recorded interest expense of $0.7 million for each of the years ended March 31, 2023 and 2022.
As of March 31, 2023, the scheduled maturity, including accrued interest, of the Company’s borrowings under the revolving credit facility were as follows (in thousands):

Year Ending March 31,
2024	12,180
Total	$12,180

On April 4, 2023, the Company paid to Nexperia the revolving loan balance in full including all accrued interest. Refer to Note 19 - Subsequent Events.
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
Pursuant to ASC 825-10-15-4, the Company elected to apply the fair value option for the promissory note and recorded a $0.6 million decrease in the fair value of the note for the year ended March 31, 2022 in other income. In connection with its promissory note obligation, the Company recorded interest expense of $0.1 million for the year ended March 31, 2022. In accordance with the terms of the promissory note, interest was added to the principal balance and is reflected in the carrying value on the consolidated balance sheet.
On October 4, 2021, the Company entered into a Note Amendment and Conversion Agreement with Yaskawa to (i) reduce the conversion price of the Yaskawa Note from $5.12 per share to $5.00 per share and (ii) remove the limitation on the maximum number of shares of the Company’s common stock that could be issued upon conversion of the Yaskawa Note. Yaskawa simultaneously elected to convert the outstanding principal amount (plus accrued but unpaid interest) under the Yaskawa Note, which as of the effective date of the conversion totaled $15.6 million, into an aggregate of 3,120,000 shares of common stock. The Company also issued to Yaskawa a warrant to purchase up to 650,000 shares of common stock at an exercise price of $6.00 per share, with a term of three years. For the year ended March 31, 2022, the Company recognized a $1.2 million gain in other income upon the conversion of the Yaskawa Note. For the year ended March 31, 2023, the Company did not record any fair value adjustments, interest, or gains related to the Yaskawa Note.

Note 12 - Commitments and Contingencies
Commitment with a Government Agency
In connection with a contract with a government agency, the Company entered into commitments to acquire equipment and services from vendors totaling $7.4 million, all of which is reimbursable. Under this contract, which expired in December 2022, the Company made total purchases of $7.4 million, all of which was reimbursed by the government agency as of March 31, 2023. During the year ended March 31, 2023, the Company made purchases of $0.2 million and remaining accounts payable to the vendors was $2 thousand as of March 31, 2023.
In September 2021, the Company was awarded a $0.9 million contract with a $0.5 million option by a government agency for delivering epiwafer technology and the expiration date of the contract is in August 2023. As of March 31, 2023, the Company had billed and received $0.8 million, of which $0.6 million was during the year ended March 31, 2023. As of March 31, 2023, the $0.5 million option has not been exercised.
Cooperation Agreement
On December 30, 2022, and effective as of December 18, 2022, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with GaNext (Zhuhai) Technology Co., Ltd (“GaNext”). Among other things, the Cooperation Agreement calls for certain royalties including a royalty due to the Company in the event that GaNext utilizes epiwafers not provided by the Company (such royalties are based on time and volume with a minimum floor), and a royalty payable by the Company in the event the Company utilizes a certain future platform that may be developed independently by GaNext (such royalties are based on time and volume, and half the amount per wafer of the royalties GaNext would pay the Company when utilizing epiwafers not provided by the Company). As of March 31, 2023, no amounts have been billed by either party.
Contingencies

During the ordinary course of business, the Company may become a party to legal proceedings incidental to its business. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Legal cost is expensed as incurred.
On April 5, 2022, Joel Newman, an alleged holder of the Company’s common stock, filed a complaint in the Delaware Court of Chancery derivatively against the Company’s directors and KKR Phorm Investors L.P. (“Phorm”). On July 11, 2022, the plaintiff filed an amended complaint. Among other things, the complaint alleges that the directors and Phorm (as an alleged controlling stockholder) breached their fiduciary duties, and that Phorm was unjustly enriched, because the terms of the November 5, 2021 private placement in which Phorm participated were allegedly unfairly favorable to Phorm. The directors have the right to advancement from the Company of expenses incurred defending the claims. The defendants moved to dismiss the complaint, and a hearing on the motion occurred on May 9, 2023. The Company is unable to estimate the potential loss or range of loss, if any, associated with this lawsuit.

The Company is not aware of any material legal claims or assessments other than disclosed above. Although the results of litigation and claims are inherently unpredictable, management believes (in consultation with legal counsel) there was not at least a reasonable possibility that the Company had incurred a material loss with respect to any loss contingencies as of March 31, 2023 and through the issuance of these financial statements.
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

Note 13 - Stockholders’ Equity

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
As of March 31, 2023, 750,000,000 shares of common stock are authorized, of which 57,047,013 shares of common stock were issued and outstanding, and 5,000,000 shares of preferred stock are authorized, none of which were issued and outstanding. The Company’s Board of Directors has the ability to designate the rights, preferences and privileges for the preferred stock.
Private Placements
On August 13, 2021, the Company sold 1,000,000 shares of common stock in a private placement offering at a purchase price of $5.00 per share with gross proceeds of $5.0 million (before deducting legal costs of $22 thousand).

On November 5, 2021 and November 9, 2021, the Company sold an aggregate of 6,600,000 shares of common stock in a private placement offering at a purchase price of $5.00 per share, with aggregate gross proceeds of $33.0 million (before deducting placement agent fees and other offering expenses, which were an aggregate of $0.8 million). Pursuant to the purchase agreements entered into with the investors in this offering, each investor had the right (but not the obligation), subject to the satisfaction of customary closing conditions, to purchase and acquire from the Company additional shares of common stock at a purchase price of $5.00 per share. On June 2, 2022, in connection with the investors’ exercise of such purchase rights, the Company sold 3,199,999 shares of common stock for aggregate gross proceeds of $16.0 million (before deducting placement agent fees and other offering expenses, which were an aggregate of $0.3 million).

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
The Company has reserved shares of common stock for future issuance as of the date presented as follows:

March 31, 2023
Equity incentive plans	8,805,325
Common stock warrants	3,323,966
Total	12,129,291

Common Stock Warrants

On October 4, 2021, the Company issued warrants to purchase 650,000 shares of common stock at an exercise price of $6.00 per share upon Yaskawa Note conversion.
In connection with the private placements discussed above, the Company issued warrants as follows.

Issuance Date	Shares of Common Stock Underlying Warrants	Exercise Price Per Share
8/13/2021	209,000	$6.00
11/5/2021	958,334	$6.00
11/9/2021	416,667	$6.00
12/7/2021	348,649	$9.25
6/2/2022	666,668	$6.00
On February 10, 2022, the Company issued finders’ warrants to purchase 20,233 shares of common stock at an exercise price of $8.48 per share.
The outstanding warrants are exercisable by paying cash or by cashless exercise. The exercise price of the warrants is subject to standard anti-dilution adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise price of the warrants is not subject to “price-based” anti-dilution adjustment. We have determined that these warrants are subject to equity treatment because warrant holders have no right to demand cash settlement and there are no unusual anti-dilution rights.
The following warrants to purchase common stock were outstanding as of March 31, 2023:

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

Note 14 - Stock-Based Compensation
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
As of March 31, 2023, there were 2,909,204 stock options outstanding, 816,022 RSUs outstanding and 5,080,099 shares available for grant under the 2020 Plan.
Stock Options
The following table summarizes stock option activity and related information for the periods presented:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at March 31, 2022	2,879,008	$4.88	6.02	$6,747
Options granted	281,712	5.09
Options exercised	(168,326)	4.22
Options canceled	(83,190)	5.95
Outstanding at March 31, 2023	2,909,204	4.90	5.50	126
Exercisable at March 31, 2023	2,302,834	4.66	4.63	125

Outstanding at March 31, 2021	2,543,125	$4.82	6.05	$—
Options granted	528,077	6.31
Options exercised	(52,799)	4.19
Options canceled	(139,395)	9.52
Outstanding at March 31, 2022	2,879,008	4.88	6.02	6,747
Exercisable at March 31, 2022	2,206,259	4.44	4.99	5,984
(1) Intrinsic value represents the excess of the fair value on the last day of the period (which was $3.99 and $7.07 as of March 31, 2023 and 2022, respectively) over the exercise price, multiplied by the number of options.
The assumptions used to value options granted to employees during the periods presented were as follows:

	Year Ended March 31,
	2023	2022
Weighted average expected life (in years)	5.68	5.87
Risk-free interest rate	3.24% - 3.75%	1.08% - 1.32%
Expected volatility	44.60% - 47.20%	42.50% - 43.80%
Grant date fair market value	$4.77 - $5.24	$6.34
Grant date fair value	$2.21 - $2.49	$1.94 - $3.32
Dividend yield	—%	—%
Option Modifications
During the year ended March 31, 2023, the Company recognized $0.3 million in incremental compensation cost as a result of an amendment to a former employee’s option agreements to allow for an extended post termination exercise period.

Restricted Stock Units
RSUs are grants of shares of the Company’s common stock that vest in accordance with terms and conditions established by the administrator of the 2020 Plan. Subject to the provisions of the 2020 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria.
The following table summarizes RSU activity and related information for the periods presented:

	Year Ended March 31,
	2023		2022
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at beginning of period	954,775	$4.61	935,397	$3.96
Granted	333,585	5.16	342,640	6.31
Vested	(403,157)	5.93	(305,982)	3.98
Canceled	(69,181)	5.66	(17,280)	3.98
Balance at end of period	816,022	5.74	954,775	4.61

Stock-Based Compensation

The accompanying consolidated statement of operations includes stock-based compensation expense for the periods presented as follows (in thousands):

	Year Ended March 31,
	2023	2022
Cost of revenue	$243	$161
Research and development	528	552
Sales and marketing	268	190
General and administrative	2,160	1,711
Total	$3,199	$2,614
Unrecognized Stock-Based Compensation

Unrecognized stock-based compensation expense as of dates presented was as follows (in thousands, except years):

	March 31,
	2023		2022
	Unrecognized Expense	Average Expected Recognition Period (in years)	Unrecognized Expense	Average Expected Recognition Period (in years)
Stock options	$1,325	1.05	$1,413	2.11
Restricted stock units	1,813	1.34	2,576	1.57
Total	$3,138	1.22	$3,989	1.76

Note 15 - Fair Value Measurements
FASB ASC 820, Fair Value Measurements and Disclosures, establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

•Level 1 - Unadjusted quoted prices in active markets for identical assets and liabilities.
•Level 2 - Inputs (other than quoted prices included within Level 1) that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data of substantially the full term of the related assets or liabilities.
•Level 3 - Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Inputs are unobservable for the asset or liability. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Promissory Note
The Yaskawa promissory note was categorized as a Level 3 borrowing, measured and reported at fair value using a Monte Carlo simulation valuation model. The models can include assumptions related to the value of the notes that are based on the estimated timing and amounts of future rounds of financing, including the estimated timing of a change in control of the Company, and estimated market interest rates, which represent significant unobservable inputs. Assumptions used are (1) the Company is worth today what it can generate in future cash to the Company, (2) cash received today is more than an equal amount of cash received in the future, and (3) future cash flows can be reasonably estimated.
The following table summarizes assumptions used for fair value of promissory note as of the dates presented:

	3/31/2022	3/31/2021
Stock price	—	$3.75
Time	—	1.5 years
Risk-free rate	—	0.12%
Volatility	—	50.6%
The following table includes the changes in fair value of the promissory note (in thousands):

March 31, 2021	$16,128
Interest expense accrued	77
Decrease in fair value	(605)
Conversion	(15,600)
March 31, 2022	$—

On October 4, 2021, the promissory note of $15.6 million, consisting of an outstanding principal amount of $15.0 million plus accrued but unpaid interest of $0.6 million, was converted into an aggregate of 3,120,000 shares of common stock. See Note 11 - Debts and Note 13 - Stockholders’ Equity.
Foreign Currency Forward and Option Contracts
During the year ended March 31, 2023, the Company entered into four quarterly tiered collar contracts consisting of foreign currency forward and option contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities, specifically those associated with its Japanese operations. The contracts have quarterly maturities ending January 2024.

As a result of foreign currency fluctuations, the U.S. dollar equivalent values of the Company’s foreign currency-denominated assets and liabilities change. The Company has not elected to account for these contracts as hedge instruments and as such, gains and losses on these contracts are included in other income (expense), net in the Company's consolidated statements of operations, along with foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward and option contracts. During year ended March 31, 2023 the Company recognized net gains of $14 thousand associated with these contracts.
As the forward contract and option model employs market observable inputs such as spot currency rates and forward points, the Company has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy. As of March 31, 2023 the fair value of the Company’s derivative assets were $7 thousand and there were no derivative liabilities. The Company had no derivative assets or liabilities as of March 31, 2022.
The following table presents the fair value of derivative instruments recognized in the Company's consolidated balance sheets as of March 31, 2023 (in thousands):

	Derivative Not Designated as Hedging Instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Balance Sheet
Prepaid expenses and other current assets	$7	$7	$—	$7
Net	$7	$7	$—	$7

Note 16 - 401(k) Savings Plan

The Company has a 401(k) savings plan (the 401(k) plan). The 401(k) plan is a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code. All full-time employees of the Company are eligible to participate pursuant to the terms of the 401(k) plan. Contributions by the Company are discretionary, and the Company made no contributions during the years ended March 31, 2023 and 2022.

Note 17 - Income Taxes
For the year ended March 31, 2023, the Company reported a worldwide consolidated pre-tax loss of $30.6 million, which consisted of a pre-tax loss from U.S. operations of approximately $27.5 million and pre-tax loss from Japan operations of approximately $3.1 million. The pre-tax loss from Japan operations consists of $1.2 million from Transphorm Japan, Inc., $3 thousand pre-tax loss from Transphorm Aizu, Inc. and $1.9 million pre-tax loss from Transphorm Japan Epi, Inc.
For the year ended March 31, 2022, the Company reported a worldwide consolidated pre-tax loss of $10.2 million, which consisted of a pre-tax loss from U.S. operations of approximately $8.8 million and pre-tax loss from Japan operations of approximately $1.4 million. The pre-tax loss from Japan operations consists of $1.2 million from Transphorm Japan, Inc., $0.6 million pre-tax loss from Transphorm Aizu, Inc. and $0.3 million pre-tax income from Transphorm Japan Epi, Inc.
There is no U.S. federal or foreign provision for income taxes because the Company has incurred operating losses since inception and is in a full valuation allowance position. For the year ended March 31, 2023, the Company did not record a state income tax provision. For the year ended March 31, 2022, the Company recorded a state income tax provision of $1 thousand which represents minimum taxes. Deferred income taxes reflect the net tax effects of the net operating losses and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and deferred tax liabilities as of the dates presented as follows (in thousands):

	March 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$53,496	$49,715
Tax credits	6,898	6,171
California capitalized research and development	1	40
Research and development	1,708	—
Others, net	679	564
Total deferred tax assets	62,782	56,490
Valuation allowance	(62,933)	(56,550)
Deferred tax asset, net of valuation allowance	(151)	(60)
Deferred tax liabilities:
Fixed assets	151	60
Total deferred tax liabilities	151	60
Net deferred tax assets	$—	$—
As of March 31, 2023 and 2022, the Company had no assurance that future taxable income would be sufficient to fully utilize the net operating loss carryforwards and other deferred tax assets in the future. Consequently, the Company determined that a valuation allowance of approximately $62.9 million and $56.6 million as of March 31, 2023 and 2022, respectively, was needed to offset the deferred tax assets resulting mainly from the net operating loss carryforwards.
The Company files income tax returns in the U.S. federal, Arizona, California, Colorado, Illinois, New Jersey, and Oregon jurisdictions and is subject to U.S. federal, state, and local income tax examinations by tax authorities. Generally, the statute of limitations is 3 years for U.S. federal income tax and 4 years for state and local taxes. The statute of limitations may be extended for tax years where a corporation has a net operating loss carryforward or by agreement with the jurisdictional taxing authority. Accordingly, all of the Company's U.S. federal, state and local income tax years since inception remain open to examination by tax authorities. The Company is not currently under audit by any taxing authority.

The Company follows the provisions of uncertain tax positions as addressed in ASC 740-10. The Company recognized no increase or decrease in the liability for unrecognized tax benefits for any period presented. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at March 31, 2023 and 2022.

The utilization of the Company’s net operating loss and tax credit carryforwards is dependent on the future profitability of the Company. Further, the Internal Revenue Code imposes substantial restrictions on the utilization of such carryforwards in the event of an ownership change of more than 50%, as defined, during any three-year period (Section 382 and 383 limitations). The Company has determined that several ownership changes have occurred, which have resulted in substantial limitations on the Company’s ability to utilize its pre-ownership change net operating loss and tax credit carryforwards. These substantial limitations are expected to result in both a permanent loss of certain tax benefits related to net operating loss carryforwards and federal research and development credits, as well as an annual utilization limitation. The Company performs an annual study to determine if any additional tax benefits need to be adjusted due to Section 382 and Section 383 limitations. As of March 31, 2023, the Company performed the analysis and management did not believe any adjustments to current tax benefits would be necessary. However, it is important to note that the Company continues to raise capital and such transaction could have an effect of such limitations. See Note 19 - Subsequent Events.

The federal net operating loss generated for the years ended March 31, 2023 and 2022 of $17.4 million and $9.8 million, respectively, can be carried forward indefinitely. However, the federal deduction for net operating losses incurred in tax years beginning after January 1, 2021 is limited to 80% annual taxable income. Under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the suspension of net operating losses generated in years 2018, 2019, 2020 and 2021 are not subject to the 80% limitation. The state net operating loss generated for the years ended March 31, 2023 and 2022 of $0.1 million and $2.6 million, respectively, can be carried forward 20 years.
As of March 31, 2023, the Company has federal net operating loss carryforwards of $276.1 million, of which $207.5 million will begin to expire in 2027 unless previously utilized, and the Company has state net operating loss carryforwards of $151.6 million which will begin to expire in 2028 unless previously utilized. The Company also has foreign net operating loss carryforwards of approximately $7.7 million which will begin to expire in 2024. As of March 31, 2023, the Company has federal research and development credit carryforwards of $5.4 million, which will begin to expire in 2032 unless previously utilized, and the Company has California research and development credit carryforwards of $4.7 million, which do not expire.

Deferred tax assets have not been established for net operating and tax credit carryforwards that are deemed to have no value due to the Section 382 and 383 limitations discussed above and, therefore, are not reflected in the table of deferred tax assets presented above. Future ownership changes, if any, may further limit the Company’s ability to utilize its remaining net operating losses and tax credit carryforwards. The Company performed an analysis as of March 31, 2023 and it was determined that no further limitations on tax attributes were required.
Reconciliation between federal statutory tax rate and the effective tax rate is shown in the following table for the periods presented:

	Year Ended March 31,
	2023	2022
Federal statutory income tax rate	21.00%	21.00%
Research and development credit	2.38%	7.10%
Nondeductible expense	(0.70)%	1.80%
Loss in joint venture	—%	(1.87)%
Foreign income tax rate difference	0.99%	1.39%
Others, net	(0.90)%	(0.40)%
Valuation allowance	(22.77)%	(29.02)%
Effective tax rate	—%	—%

On March 27, 2020, the CARES Act was signed into law. The CARES Act repealed the 80% taxable income limitation for the 2018–2020 taxable years and reinstated NOL carrybacks for the 2018–2020 taxable years. In addition, the CARES Act temporarily increased the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, a TCJA technical correction classified qualified improvement property to have a 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the TCJA at the time of enactment.
On December 21, 2020, the Consolidated Appropriations Act (“CAA”) was signed into law. We do not expect any of the enactments of the CAA to have a material impact on the Company as of March 31, 2023.
Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets.

Note 18 - Related Party Transactions
The Company entered into the following related party transactions for the periods indicated (in thousands):

	Year Ended March 31,
	2023	2022
Joint Venture-GaNovation (1):
Product sale	$4,008	$476
Inventory purchase	360	181
Fixed asset purchase	370	—
Cost of goods sold	4,124	3,061
Research and development expense	369	456
Consumption tax	312	140
Employee and related benefits	158	343
Gain upon termination of JVA and settlement of its obligation	—	1,455
Service fees	267	—
Service expense	—	12
Yaskawa:
Revenue per a cooperation and development agreement	1,209	1,459
Gain on Yaskawa promissory note conversion	—	1,221
Non-controlling stockholder:
Product sale	—	19
License maintenance fee	—	111
Consulting expense	—	176
Nexperia:
Product sale	2,565	1,670
License and service fee income	226	8,479
Reimbursements in license maintenance fee	113	150
Interest expense	730	714
(1) Includes transactions for AFSW during the four months ended July 30, 2021.

As of March 31, 2023 and 2022, total due to and from related parties were as follows (in thousands):

	March 31,
	2023	2022
Due from (included in Accounts receivable, net):
Joint venture	$1,713	$719
Stockholder and noteholder (Note 3)	1,152	515
Total due from related parties	$2,865	$1,234
Due to (included in Accounts payable and accrued expenses):
Joint venture	$968	$760
Stockholder and noteholder (Note 3)	93	102
Total due to related parties	$1,061	$862

Note 19 - Subsequent Events
Warrant Repricing and Issuance
On April 3, 2023, the Company entered into warrant exercise inducement offer letters (“Inducement Letters”) with certain holders of outstanding warrants to purchase shares of the Company’s common stock (such holders, the “Exercising Holders,” and such warrants, the “Existing Warrants”), pursuant to which the Exercising Holders agreed to exercise, for cash, Existing Warrants to purchase, in the aggregate, 1,815,848 shares of the Company’s common stock (the “Existing Warrant Shares”), in exchange for the Company’s agreement to (i) lower the exercise price of the Existing Warrants to $4.00 per share and (ii) issue new warrants (the “Inducement Warrants”) to the Exercising Holders to purchase, in the aggregate, up to 2,269,810 shares of the Company’s common stock.
The Inducement Warrants have an exercise price of $5.00 per share, provide for a cashless exercise feature, and are exercisable until April 3, 2026. Certain Exercising Holders have contractually agreed to restrict their ability to exercise the Inducement Warrants issued to them if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares in excess of 9.99% of the shares of the Company’s common stock then outstanding. At the holder’s option, upon notice to the Company, the holder may increase or decrease this beneficial ownership limitation not to exceed 19.99% of the shares of common stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company.
Private Placement of Common Stock and Warrants
On April 3, 2023, the Company entered into securities purchase agreements (each, a “Purchase Agreement”) with two accredited investors that are affiliated with each other (the “Purchasers”) pursuant to which the Company agreed to sell to the Purchasers in a private placement (the “Private Placement”) for an aggregate purchase price of $2.0 million (i) an aggregate of 500,000 shares (the “Shares”) of the Company’s common stock at a purchase price of $4.00 per share and (ii) warrants to purchase an aggregate of 250,001 shares of the Company’s common stock (the “Warrants”). The Warrants have an exercise price of $5.00 per share, provide for a cashless exercise feature, and are exercisable until April 3, 2026.
On April 3, 2023, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company agreed to register the Shares and the shares of Common Stock issuable upon exercise of the Warrants (collectively, the “Registrable Securities”) for resale. Under the terms of the Registration Rights Agreement, the Company is obligated, subject to certain exceptions, to (i) no later than 30 days after the closing of the Private Placement, file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale or other disposition of the Registrable Securities, (ii) use its commercially reasonable efforts to cause such registration statement to become effective no later than 60 days after such registration statement is first filed with the SEC, and (iii) use its commercially reasonable efforts to keep such registration statement effective for up to three years after the date on which such registration statement is declared effective by the SEC. The registration statement was filed and declared effective within the time period required by the Registration Rights Agreement.
The Company received total aggregate gross proceeds of approximately $9.3 million (before deducting legal costs of $0.4 million) from the exercise of the Existing Warrants by the Exercising Holders and from the Purchasers in the private placement.
Revolving Loan Repayment
On April 4, 2023, the Company paid to Nexperia the revolving loan of $12.2 million, consisting of an outstanding principal amount of $12.0 million plus accrued but unpaid interest of $0.2 million. See Note 11 - Debt.
Performer Agreement
On May 17, 2023, the Company entered into a Performer Agreement (the “Agreement”) with the National Security Technology Accelerator (“NSTXL”), pursuant to which the Company has agreed to develop and manufacture advanced GaN epiwafer materials in accordance with statements of work, and in support of an agreement between NSTXL and the U.S. Government. Under the Agreement, the Company may receive up to $15.2 million in funding from NSTXL, payable in installments based on achievement of project milestones. The Agreement is incrementally funded with $7.5 million in funding committed as of the execution date of the Agreement, subject to the completion of project milestones. The Agreement has an initial expiration date of December 9, 2024, which may be extended in the event the U.S. Government exercises its option to provide future funding commitments to the Company that may total up to $7.7 million.
Rights Offering
On June 16, 2023, the Company issued a press release announcing that the independent Financing Committee of the Company’s board of directors has approved a subscription rights offering intended to raise up to $15 million (the “Rights Offering”) and has fixed the close of business (5:00 p.m. Eastern Daylight Time) on June 26, 2023 as the record date for the Rights Offering. The Rights Offering will be made through the distribution to all holders of record of the Company’s common stock as of the record date of non-transferable subscription rights to purchase a fraction of a share of the Company’s common stock, at a ratio to be determined, for every one right held at a subscription price to be determined prior to the commencement of the rights offering.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, management, including our chief executive officer and our chief financial officer, concluded that as of March 31, 2023, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting, as described below.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Report, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that due to a material weakness in our internal control over financial reporting as described below, our internal control over financial reporting was not effective as of March 31, 2023.
Material Weakness and Related Remediation Initiatives
During the reporting period, our staffing resources in our finance department continued to be insufficient to support the complexity of our financial reporting requirements. We did not have adequate staff members with technical accounting knowledge and financial reporting experience, and as a result we have had an inadequate level of precision, evidence or timeliness in the performance of review controls as it relates to inventory, joint venture accounting, right of use asset and lease liability, accrual of expenses, revenue and financial reporting, including consideration of impairment, foreign currency impact and tax disclosure.
Management has initiated the corrective actions and procedures to remediate the identified material weakness, including hiring additional personnel with technical accounting knowledge and financial reporting experience, and has started to implement processes to support the complexity of our financial statements. We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of the fiscal year 2024. However, our ability to continue these remediation efforts is contingent upon our ability to raise significant additional funding.
Changes in Internal Control Over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Our Directors

Our business and affairs are managed under the direction of our board of directors, which currently consists of seven members, four of whom are “independent” under the listing rules of The Nasdaq Stock Market (the “Nasdaq Listing Rules”). Our amended and restated certificate of incorporation provides that our board of directors is divided into three classes, designated Class I, Class II and Class III, with staggered three-year terms. Only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective three-year terms. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of our directors.

The names of our directors and certain information about them as of June 20, 2023 is set forth below. Except for Eiji Yatagawa, who was previously nominated to our board of directors by KKR Phorm Investors L.P., there are no arrangements or understandings between any of our directors and any other person pursuant to which he or she is or was to be selected as a director.

Name	Age	Position	Director Since	Class	Current Term Expires
Julian Humphreys (1)(2)(3)	60	Director	2020	I	2024
Katharina McFarland (1)(2)(3)	64	Director	2021	I	2024
Cynthia (Cindi) Moreland (1)(3)	64	Director	2021	I	2024
Umesh Mishra	64	Chief Technology Officer and Chair of the Board	2020	II	2025
Eiji Yatagawa	45	Director	2020	II	2025
Primit Parikh	51	President and Chief Executive Officer, Director	2023	III	2023
Kelly Smales (1)(2)	64	Director	2021	III	2023
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
Umesh Mishra has served as our Chief Technology Officer and as a member of our board of directors since February 2020 and as Chair of the Board since May 2023. Dr. Mishra is a co-founder of our main operating subsidiary, Transphorm Technology, Inc., and has served as Transphorm Technology’s Chief Technology Officer and as a member of the board of directors of Transphorm Technology since March 2007. Previously, Dr. Mishra was Chief Executive Officer of Transphorm Technology from 2007 to 2013. Prior to co-founding Transphorm Technology, Dr. Mishra co-founded Nitres Inc. in 1996. Nitres, the first company to develop GaN LEDs and transistors, was acquired by Cree, Inc. in 2000. Dr. Mishra has also been a Professor of Electrical and Computer Engineering at the University of California, Santa Barbara since 1990. He holds a B.S. Tech from the Indian Institute of Technology, an M.S. from Lehigh University and a Ph.D. from Cornell University.
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

Primit Parikh has served as our Chief Executive Officer and as a member of our board of directors since May 2023 and as our President since February 2020. Dr. Parikh previously served as our Chief Operating Officer from February 2020 to May 2023. Dr. Parikh is a co-founder of our main operating subsidiary, Transphorm Technology, Inc., and has served as Transphorm Technology’s Chief Operating Officer since 2007, as well as a member of the board of directors of Transphorm Japan, Inc. since 2014. With over 25 years of semiconductor and entrepreneurial experience, his background includes experience with capital raises, international markets and strategic partnerships, products and manufacturing, intellectual property, GaN and semiconductor technology, and government contracting. Prior to Transphorm Technology, Dr. Parikh led GaN electronics at Nitres Inc. until its acquisition in 2000 by Cree, where he was responsible for RF GaN electronics, as well as cross functional programs in LED technology. Dr. Parikh has co-authored more than 75 publications and holds more than 40 patents. He holds a B.Tech. in Electrical Engineering from IIT, Mumbai and a Ph.D. in Electrical and Computer Engineering from the University of California, Santa Barbara.
Dr. Parikh was selected to serve on our board of directors due to his deep knowledge of Transphorm Technology, his significant experience in the technology industry and his technical expertise.
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
Our Executive Officers

The names of our executive officers and certain information about them as of June 20, 2023 is set forth below. There are no arrangements or understandings between any of our executive officers and any other person pursuant to which he or she is or was to be selected as an officer.

Name	Age	Position
Primit Parikh	51	President and Chief Executive Officer, Director
Cameron McAulay	47	Chief Financial Officer
Umesh Mishra	64	Chief Technology Officer and Chair of the Board

Primit Parikh. Please see “Our Directors” above for biographical information about Dr. Parikh.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that, during the year ended March 31, 2023, all Section 16(a) filing requirements were satisfied on a timely basis.

Item 11. Executive Compensation.

Non-Employee Director Compensation
We have not established a policy to provide compensation to our non-employee directors for their services in such capacity. Directors who are employed by us are not compensated for their service on our board of directors.

There was no compensation awarded to, earned by or paid to our non-employee directors during the year ended March 31, 2023.
The following table lists all outstanding equity awards held by each of our non-employee directors as of March 31, 2023.

Name	Aggregate Number of Shares Underlying Unvested Stock Awards	Aggregate Number of Shares Underlying Outstanding Options
Dr. Humphreys	15,313	55,000
Ms. McFarland	17,500	55,000
Ms. Moreland	20,625	50,000
Ms. Smales	21,875	55,000
Mr. Yatagawa	—	—

Executive Compensation

As an “emerging growth company” as defined in the JOBS Act and a smaller reporting company we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies and smaller reporting companies.

Summary Compensation Table

The following table presents information regarding the total compensation of our named executive officers, who consist of our principal executive officer and the next two most highly compensated individuals who were serving as our executive officers as of March 31, 2023, for the years ended March 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total
Mario Rivas (3) Former Chief Executive Officer	2023	350,662	90,000	89,999	—	49,800	580,461
	2022	364,162	—	223,720	139,440	49,800	777,122

Cameron McAulay Chief Financial Officer	2023	275,663	75,000	74,996	—		425,659
	2022	275,669	—	175,780	109,560	—	561,009

Primit Parikh (4) President and Chief Executive Officer; Former Chief Operating Officer	2023	300,663	90,000	89,999	14,007	—	494,669
	2022	300,693	—	559,300	348,600	—	1,208,593
(1) The amounts reported represent the aggregate grant‑date fair value of restricted stock unit (“RSU”) awards and/or stock options awarded to the named executive officer, calculated in accordance with ASC Topic 718. Such grant‑date fair value does not take into account any estimated forfeitures related to service‑based vesting conditions. For a discussion of valuation assumptions, see the stock-based compensation note to our audited financial statements included in this Report.
(2) Represents lease payments for the rental of a house for Mr. Rivas near our headquarters.
(3) During the years ended March 31, 2023 and 2022, Mr. Rivas served as our Chief Executive Officer. He retired on May 15, 2023.
(4) During the years ended March 31, 2023 and 2022, Dr. Parikh served as our President and Chief Operating Officer. Dr. Parikh became our Chief Executive Officer on May 15, 2023.
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

Outstanding Equity Awards at Fiscal 2023 Year-End

The following table presents, for each of our named executive officers, information regarding outstanding stock options held as of March 31, 2023.

		Option Awards
		Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date (2)
Name	Grant Date (1)	Exercisable	Unexercisable
Mr. Rivas	12/15/2021 (4)	18,666	23,334	7.99	12/15/2031
	11/30/2016 (3)	66,313	—	4.34	11/29/2026
	11/30/2016 (3)	292,192	—	4.34	11/29/2026

Mr. McAulay	12/15/2021 (4)	14,666	18,334	7.99	12/15/2031
	11/30/2016 (3)	62,168	—	4.34	11/29/2026
	11/30/2016 (3)	67,722	—	4.34	11/29/2026

Dr. Parikh	12/09/2022 (5)	3,103	1,552	4.77	12/09/2032
	08/29/2022 (5)	1,042	521	5.24	08/27/2032
	12/15/2021 (4)	46,666	58,334	7.99	12/15/2031
	06/06/2019 (3)	6,870	—	3.14	06/05/2029
	11/30/2016 (3)	80,891	—	4.34	11/29/2026
	11/30/2016 (3)	207,228	—	4.34	11/29/2026

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
(4) This option was granted pursuant to our 2020 Equity Incentive Plan. One-third of the shares subject to this option vested on November 15, 2022 and 1/36th of the shares subject to this option will vest each month thereafter, subject to the executive’s continued service through each applicable vesting date.

(5) This option was granted pursuant to our 2020 Equity Incentive Plan. 1/12th of the shares subject to this option will vest monthly after July 1, 2022, subject to the executive’s continued service through each applicable vesting date.

The following table presents, for each of our named executive officers, information regarding outstanding stock awards held as of March 31, 2023.

	Stock Awards
Name	Grant Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Mr. Rivas	01/01/2023 (3)	16,544	66,011
	12/15/2021 (4)	18,667	74,481
	08/27/2020 (5)	31,047	123,878
Mr. McAulay	01/01/2023 (3)	13,786	55,006
	12/15/2021 (4)	14,667	58,521
	08/27/2020 (5)	24,885	99,291
Dr. Parikh	01/01/2023 (3)	16,544	66,011
	12/15/2021 (4)	46,667	186,201
	08/27/2020 (5)	41,529	165,701

(1) Each outstanding award of RSUs was granted pursuant to our 2020 Equity Incentive Plan.
(2) Values reported were determined by multiplying the number of unvested RSUs by $3.99, the closing price of our common stock on the Nasdaq Capital Market on March 31, 2023.
(3) Consists of unvested RSUs which are scheduled to vest on January 1, 2024, subject to continued service with us through the vesting date.
(4) Consists of unvested RSUs, one-half of which are scheduled to vest on each of November 15, 2023 and November 15, 2024, subject to continued service with us through the applicable vesting date.

(5) Consists of unvested RSUs which are scheduled to vest on July 1, 2023, subject to continued service with us through the vesting date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of March 31, 2023 about our equity compensation plans under which shares of our common stock are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(2)	3,725,226	$4.90	5,080,099	(3)
Equity compensation plans not approved by security holders	—	—	—
Total	3,725,226	$4.90	5,080,099

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

(3) This number represents shares of common stock reserved for future issuance under the 2020 Plan as of March 31, 2023. Subject to the adjustment provisions of the 2020 Plan, and the automatic increase described below, the maximum aggregate number of shares of our common stock that may be issued under the 2020 Plan is (i) 2,588,077 shares, plus (ii) any shares of our common stock subject to issued and outstanding awards under the 2007 Plan or 2015 Plan that were assumed by us and that, on or after February 12, 2020, expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by us for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by us due to failure to vest, with the maximum number of shares to be added to the 2020 Plan pursuant to this clause (ii) equal to 2,461,923 shares. The number of shares of common stock available for issuance under the 2020 Plan will automatically increase on the first day of each fiscal year beginning with our 2022 fiscal year and ending on (and including) our 2030 fiscal year, in an amount equal to the least of (i) 5,000,000 shares, (ii) five percent (5%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as the administrator of the 2020 Plan may determine.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of June 16, 2023 for:

•each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of our common stock;
•each of our named executive officers;
•each of our directors; and
•all of our directors and current executive officers as a group.
We have determined beneficial ownership in accordance with SEC rules.

Percentage of beneficial ownership is based on 59,373,698 shares of our common stock outstanding as of June 16, 2023. In computing the number of shares beneficially owned by a person or entity and the percentage ownership of that person or entity, we deemed to be outstanding all shares of our common stock as to which such person or entity has the right to acquire within 60 days of June 16, 2023, through the exercise of any option or other right. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity. Except as indicated in the footnotes below, and subject to applicable community property laws, we believe, based on the information furnished to us, the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise noted below, the address of each beneficial owner named below is c/o Transphorm, Inc., 75 Castilian Drive, Goleta, CA 93117.

Name of Beneficial Owner	Shares Beneficially Owned (#)	Percentage Beneficially Owned (%)
5% Stockholders:
KKR Phorm Investors L.P. (1)	22,988,480	38.52%
Entities affiliated with AIGH Investment Partners, LP (2)	6,023,972	9.99%
SAS Capital Co., Ltd. (3)	5,771,500	9.56%
Nexperia B.V. (4)	4,000,000	6.74%
Yaskawa Electric Corporation (5)	3,770,000	6.28%
Ameriprise Financial, Inc. (6)	3,805,548	6.41%

Named Executive Officers and Directors:
Mario Rivas (7)	470,013	*
Cameron McAulay (8)	210,899	*
Primit Parikh (9)	532,673	*
Julian Humphreys (10)	61,874	*
Katharina McFarland (11)	50,624	*
Umesh Mishra (12)	606,060	1.01%
Cynthia (Cindi) Moreland (13)	35,000	*
Kelly Smales (14)	45,000	*
Eiji Yatagawa (15)	—	*
All directors and current executive officers as a group (8 persons) (16)	1,542,130	2.55%

* Represents less than 1% of the total.
(1) The number of shares beneficially owned consists of (i) 22,675,980 shares of common stock held by KKR Phorm Investors, L.P. (“Phorm”) and (ii) 312,500 shares of common stock issuable upon exercise of outstanding warrants held by Phorm. KKR Phorm Investors GP LLC, as the general partner of Phorm; KKR Group Partnership L.P., as the sole member of KKR Phorm Investors GP LLC; KKR Group Holdings Corp., as the general partner of KKR Group Partnership L.P.; KKR Group Co. Inc., as the sole shareholder of KKR Group Holdings Corp.; KKR & Co. Inc., as the sole shareholder of KKR Group Co. Inc.; KKR Management LLP, as the Series I preferred stockholder of KKR & Co. Inc.; and Messrs. Henry R. Kravis and George R. Roberts, as founding partners of KKR Management LLP, may be deemed to be the beneficial owners with respect to the shares directly owned by Phorm. Eiji Yatagawa is a member of our board of directors and serves as an executive of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. The principal business address of each of the entities and persons identified in this footnote, except Mr. Roberts, is c/o Kohlberg Kravis Roberts & Co. L.P., 30 Hudson Yards, New York, NY 10001. The principal business address of Mr. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(2) The number of shares beneficially owned consists of (i) 3,338,616 shares of common stock held by AIGH Investment Partners, LP (“AIGH LP”), (ii) 825,527 shares of common stock held by WVP Emerging Manager Onshore Fund, LLC – AIGH Series (“AIGH Series”), (iii) 242,079 shares of common stock held by WVP Emerging Manager Onshore Fund, LLC – Optimized Equity Series (“OE Series”), (iv) 688,750 shares of common stock held by AIGH Investment Partners, LLC (“AIGH LLC” and together with AIGH LP, AIGH Series and OE Series, the “AIGH Entities”), and (v) 929,000 shares of common stock issuable upon exercise of outstanding warrants held by the AIGH Entities. The warrants held by the AIGH Entities contain a blocker provision under which the holder thereof does not have the right to exercise its warrants to the extent (but only to the extent) that such exercise would result in beneficial ownership by the holder thereof, together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates, of more than 9.99% of our common stock. The disclosed holdings do not include all of the shares underlying all of the warrants due to the blocker provisions. Mr. Orin Hirschman is the managing member of AIGH Capital Management, LLC, a Maryland limited liability company, which is an advisor with respect to the securities held by AIGH LP and a sub-advisor with respect to the securities held by AIGH Series and OE Series, and has voting and investment control over the securities held by the AIGH Entities. The principal business address of Mr. Hirschman and each of the AIGH Entities is 6006 Berkeley Avenue, Baltimore, MD 21209.

(3) The number of shares beneficially owned consists of (i) 4,750,000 shares of common stock held by SAS Capital Co., Ltd. (“SAS”) and (ii) 1,021,500 shares of common stock issuable upon exercise of outstanding warrants held by SAS. Ms. Doris Hsu has voting and investment control over the securities held by SAS. The principal business address of SAS and Ms. Hsu is 2 F., No. 1, Sec. 2, Ligong 1st Rd., Wujie Township, Yilan County 26841, Taiwan (R.O.C.).

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
(6) According to information reported by Ameriprise Financial, Inc. (“AFI”) on a Schedule 13G/A filed on February 14, 2023, Columbia Seligman Technology and Information Fund (the “Fund”) owns 2,987,500 shares of common stock and AFI and Columbia Management Investment Advisers, LLC (“CMIA”) may be deemed to beneficially own 3,805,548 shares of common stock, which consists of (i) 3,763,166 shares as to which they have shared voting power and (ii) 3,805,548 shares as to which they have shared dispositive power. CMIA and AFI do not directly own any shares of our common stock. As the investment adviser to the Fund and various other unregistered and registered investment companies and other managed accounts, CMIA may be deemed to beneficially own these shares. As the parent holding company of CMIA, AFI may be deemed to beneficially own these shares. Each of CMIA and AFI disclaims beneficial ownership of these shares. The principal business address of CMIA and the Fund is 290 Congress Street, Boston, MA 02210. The principal business address of AFI is 145 Ameriprise Financial Center, Minneapolis, MN 55474.
(7) The number of shares beneficially owned consists of (i) 55,962 shares of common stock held by Mr. Rivas, (ii) 383,004 shares of common stock issuable pursuant to stock options that are exercisable within 60 days of June 16, 2023, and (iii) 31,047 shares of common stock issuable upon the vesting of restricted stock units within 60 days of June 16, 2023.
(8) The number of shares beneficially owned consists of (i) 36,875 shares of common stock held by Mr. McAulay, (ii) 149,139 shares of common stock issuable pursuant to stock options that are exercisable within 60 days of June 16, 2023, and (iii) 24,885 shares of common stock issuable upon the vesting of restricted stock units within 60 days of June 16, 2023.
(9) The number of shares beneficially owned consists of (i) 128,688 shares of common stock held by Dr. Parikh, (ii) 362,456 shares of common stock issuable pursuant to stock options that are exercisable within 60 days of June 16, 2023, and (iii) 41,529 shares of common stock issuable upon the vesting of restricted stock units within 60 days of June 16, 2023.
(10) The number of shares beneficially owned consists of (i) 21,875 shares of common stock held by Dr. Humphreys, (ii) 37,812 shares of common stock issuable pursuant to stock options that are exercisable within 60 days of June 16, 2023, and (iii) 2,187 shares of common stock issuable upon the vesting of restricted stock units within 60 days of June 16, 2023.
(11) The number of shares beneficially owned consists of (i) 19,687 shares of common stock held by Ms. McFarland and (ii) 30,937 shares of common stock issuable pursuant to stock options that are exercisable within 60 days of June 16, 2023.
(12) The number of shares beneficially owned consists of (i) 139,658 shares of common stock held by Dr. Mishra, (ii) 424,873 shares of common stock issuable pursuant to stock options that are exercisable within 60 days of June 16, 2023 and (iii) 41,529 shares of common stock issuable upon the vesting of restricted stock units within 60 days of June 16, 2023.
(13) The number of shares beneficially owned consists of (i) 11,250 shares of common stock held by Ms. Moreland, (ii) 21,875 shares of common stock issuable pursuant to stock options that are exercisable within 60 days of June 16, 2023 and (iii) 1,875 shares of common stock issuable upon the vesting of restricted stock units within 60 days of June 16, 2023.
(14) The number of shares beneficially owned consists of (i) 15,312 shares of common stock held by Ms. Smales, (ii) 27,500 shares of common stock issuable pursuant to stock options that are exercisable within 60 days of June 16, 2023 and (iii) 2,188 shares of common stock issuable upon the vesting of restricted stock units within 60 days of June 16, 2023.
(15) Mr. Yatagawa is a member of our board of directors and serves as an executive of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. Mr. Yatagawa disclaims beneficial ownership of the shares held by KKR Phorm Investors L.P. The principal business address of Mr. Yatagawa is c/o Kohlberg Kravis Roberts & Co. L.P., 30 Hudson Yards, New York, NY 10001.
(16) Includes (i) 1,054,592 shares of common stock issuable pursuant to stock options that are exercisable within 60 days of June 16, 2023 and (ii) 114,193 shares of common stock issuable upon vesting of restricted stock units within 60 days of June 16, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions since April 1, 2021 and each currently proposed transaction in which:
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

Private Placements

In August 2021, SAS Capital Co., Ltd. (“SAS”) purchased 1,000,000 shares of common stock from us in a private placement for an aggregate purchase price of $5.0 million and received a warrant to purchase 209,000 shares of common stock at an exercise price of $6.00 per share.

In November 2021, KKR Phorm Investors L.P. (“Phorm”) purchased 1,000,000 shares of common stock from us in a private placement for an aggregate purchase price of $5.0 million and received a warrant to purchase 208,333 shares of common stock at an exercise price of $6.00 per share.

In November 2021, SAS purchased 2,000,000 shares of common stock from us in a private placement for an aggregate purchase price of $10.0 million and received a warrant to purchase 416,667 shares of common stock at an exercise price of $6.00 per share.

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

In June 2022, SAS purchased 1,000,000 shares of common stock from us in a private placement for an aggregate purchase price of $5.0 million and received a warrant to purchase 208,333 shares of common stock at an exercise price of $6.00 per share.

In June 2022, entities affiliated with AIGH Investment Partners, LP purchased an aggregate of 1,464,999 shares of common stock from us in a private placement for an aggregate purchase price of $7.3 million and received warrants to purchase an aggregate of 305,209 shares of common stock at an exercise price of $6.00 per share.
In April 2023, we entered into warrant exercise inducement offer letters with SAS and entities affiliated with AIGH Investment Partners, LP, pursuant to which such warrant holders agreed to exercise, for cash, then outstanding warrants to purchase, in the aggregate, 1,665,626 shares of common stock (the “Existing Warrant Shares”), in exchange for our agreement to (i) lower the exercise price of such warrants to $4.00 per share and (ii) issue new warrants (the “Inducement Warrants”) to purchase, in the aggregate, up to 2,082,033 shares of common stock at an exercise price of $5.00 per share. We received aggregate gross proceeds of approximately $6.7 million from the exercise of such warrants.

Indemnification Agreement
We are party to an indemnification agreement with Phorm, pursuant to which we will indemnify Phorm and its affiliates (including their respective directors, officers, managers, controlling persons and employees) and the members of our board of directors designated by Phorm (each, a “Phorm Designee”) against liabilities arising in connection with, among other things, (i) Phorm’s acquisition and ownership of our common stock and involvement in the merger of Peninsula Acquisition Sub, Inc. with and into Transphorm Technology, (ii) Phorm and its affiliates’ provision of financial advisory, investment banking, syndication, monitoring and management consulting services to us and/or our subsidiaries (including in connection with any future offer or sale of securities of us or any of our subsidiaries), and (iii) any Phorm Designee’s service on our board of directors or the board of directors of any of our subsidiaries.

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

Registration Rights Agreement

In November 2021, we entered into a registration rights agreement with the investors that purchased our common stock in a private placement, including Phorm, SAS and entities affiliated with AIGH Investment Partners, LP. Pursuant to the registration rights agreement, we are required to file a registration statement with the SEC covering the resale of registrable shares held by such investors and use commercially reasonable efforts to keep such registration statement effective for up to three years from the date it is declared effective by the SEC. Subject to customary exceptions, if we fail to maintain the effectiveness of the registration statement or if trading of our common stock is suspended or halted for more than three full, consecutive trading days, we agreed to make payments to each holder of registrable shares, as liquidated damages, a cash sum calculated at a rate equal to 12% per annum of the total value of registrable shares held or purchased by such holder and affected during the period, based on the monetary values assigned in the registration rights agreement, provided that the maximum amount of liquidated damages paid by us will not exceed 5% of the aggregate value of such holder’s registrable shares (with such value based on the monetary values assigned in the registration rights agreement) that are affected by our failure to maintain the effectiveness of the registration statement or by the suspension of trading of our common stock.

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
The following table presents fees billed for professional audit services and other services rendered by Marcum LLP with respect to the years ended March 31, 2023 and 2022.

	Year Ended March 31,
	2023	2022
Audit fees (1)	$717,249	$429,108
Audit-related fees (2)	90,500	—
Tax Fees	—	—
All other fees	—	—
Total	$807,749	$429,108
(1) Audit fees consist of fees billed for professional services provided in connection with the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements and audit services provided in connection with other statutory and regulatory filings.
(2) Audit-related fees consist of fees for professional services provided in connection with registration statements and comfort letters in connection with regulatory filings and contractual arrangements.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:
1. Financial Statements: See Item 8 of this Annual Report on Form 10-K.
2. Financial Statement Schedules: All schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.
(b) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Report	Form	Exhibit No.	Filing Date	SEC File No.
2.1‡	Agreement and Plan of Merger and Reorganization, dated February 12, 2020, by and among the Registrant, Peninsula Acquisition Sub, Inc. and Transphorm Technology		8-K	2.1	February 14, 2020	000-55832
3.1	Certificate of Merger relating to the merger of Peninsula Acquisition Sub, Inc. with and into Transphorm Technology, filed with the Secretary of State of Delaware on February 12, 2020		8-K	3.1	February 14, 2020	000-55832
3.2	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of Delaware on February 12, 2020		8-K	3.2	February 14, 2020	000-55832
3.3	Amended and Restated Certificate of Incorporation of the Registrant		10-Q	3.1	August 11, 2020	000-55832
3.4	Amended and Restated Bylaws of the Registrant		8-K	3.1	June 3, 2020	000-55832
4.1	Specimen common stock certificate of the Registrant		10-K	4.4	March 11, 2021	000-55832
4.2	Description of Registrant’s securities	X
4.3	Stockholders Agreement, dated February 12, 2020, by and between the Registrant and KKR Phorm Investors L.P.		8-K	4.2	February 14, 2020	000-55832
4.4.1*	Form of Registration Rights Agreement, effective as of February 12, 2020		8-K	4.1	February 14, 2020	000-55832
4.4.2	Amendment to Registration Rights Agreement		10-Q	4.1.1	May 14, 2020	000-55832
4.5*	Registration Rights Agreement, dated December 23, 2020, by and between the Registrant and the signatories thereto		8-K	4.1	December 30, 2020	000-55832
4.6	Form of Registration Rights Agreement, dated November 5, 2021		8-K	10.2	November 9, 2021	000-55832
4.7	Form of Registration Rights Agreement, dated December 7, 2021		8-K	10.2	December 10, 2021	000-55832
4.8	Form of Registration Rights Agreement, dated April 3, 2023		8-K	10.3	April 3, 2023	001-41295
4.9.1*	Warrant to Purchase Shares of Series Preferred Stock, dated November 3, 2010, by and between Transphorm Technology and Leader Equity, LLC (“Leader Warrant”)		8-K	10.21.1	February 14, 2020	000-55832
4.9.2	Letter Amendment to Leader Warrant, dated May 21, 2015, by and between Transphorm Technology and Leader Ventures, LLC		8-K	10.21.2	February 14, 2020	000-55832
4.9.3	Amendment to Leader Warrant, dated February 4, 2020, by and between Transphorm Technology and Leader Ventures, LLC		8-K	10.21.3	February 14, 2020	000-55832

4.10.1	Plain English Warrant Agreement, dated November 3, 2010, by and between Transphorm Technology and TriplePoint Capital, LLC (“First TriplePoint Warrant”)	8-K	10.22.1	February 14, 2020	000-55832
4.10.2	Plain English Warrant Agreement, dated December 2, 2010, by and between Transphorm Technology and TriplePoint Capital, LLC (“Second TriplePoint Warrant”)	8-K	10.22.2	February 14, 2020	000-55832
4.10.3	Letter Amendment to First TriplePoint Warrant and Second TriplePoint Warrant, dated May 20, 2015, by and between Transphorm Technology and TriplePoint Capital LLC	8-K	10.22.3	February 14, 2020	000-55832
4.10.4	Amendment to First TriplePoint Warrant, dated February 10, 2020, by and between Transphorm Technology and TriplePoint Capital LLC	8-K	10.22.4	February 14, 2020	000-55832
4.10.5	Amendment to Second TriplePoint Warrant, dated February 10, 2020, by and between Transphorm Technology and TriplePoint Capital LLC	8-K	10.22.5	February 14, 2020	000-55832
4.11	Form of Placement Agent Warrant, dated December 23, 2020	8-K	10.2	December 30, 2020	000-55832
4.12	Warrant to Purchase Shares of Common Stock of Transphorm, Inc., dated October 4, 2021, issued to Yaskawa Electric Corporation	8-K	10.2	October 7, 2021	000-55832
4.13	Form of Warrant to Purchase Shares of Common Stock, issued November 5, 2021, November 9, 2021 and June 2, 2022	8-K	4.1	November 9, 2021	000-55832
4.14	Form of Warrant to Purchase Shares of Common Stock, issued December 7, 2021 and December 10, 2021	8-K	4.1	December 10, 2021	000-55832
4.15	Form of Warrant to Purchase Shares of Common Stock, issued February 10, 2022	10-K	4.15	June 29, 2022	001-41295
4.16	Form of Inducement Warrant to Purchase Shares of Common Stock, issued April 3, 2023	8-K	4.1	April 3, 2023	001-41295
4.17	Form of Warrant to Purchase Shares of Common Stock, issued April 3, 2023	8-K	4.2	April 3, 2023	001-41295
10.1.1#	2007 Stock Plan	8-K	10.3.1	February 14, 2020	000-55832
10.1.2#	Form of Stock Option Agreement under 2007 Stock Plan	8-K	10.3.2	February 14, 2020	000-55832
10.2.1#	2015 Equity Incentive Plan	8-K	10.4.1	February 14, 2020	000-55832
10.2.2#	Form of Stock Option Agreement under 2015 Equity Incentive Plan	8-K	10.4.2	February 14, 2020	000-55832
10.3.1#	2020 Equity Incentive Plan	10-Q	10.2	February 11, 2022	000-55832
10.3.2#	Form of Stock Option Agreement under 2020 Equity Incentive Plan	10-Q	10.5.2	May 14, 2020	000-55832
10.3.3#	Form of Restricted Stock Unit Agreement under 2020 Equity Incentive Plan	10-Q	10.1	February 11, 2022	000-55832
10.4#	Transition and Separation Agreement, dated May 11, 2023, by and between Registrant and Mario Rivas	8-K	10.1	May 12, 2023	001-41295
10.5#	Offer Letter, dated as of March 22, 2007, by and between Transphorm Technology and Primit Parikh	8-K	10.9	February 14, 2020	000-55832
10.6#	Offer Letter, dated as of October 14, 2015, by and between Transphorm Technology and Cameron McAulay	8-K	10.10	February 14, 2020	000-55832
10.7	Form of Director and Officer Indemnification Agreement	8-K	10.18	February 14, 2020	000-55832
10.8	Form of Pre-Merger Indemnity Agreement	8-K	10.19	February 14, 2020	000-55832
10.9	Indemnification Agreement, dated February 12, 2020, by and between Registrant and KKR Phorm Investors L.P.	8-K	10.28	February 14, 2020	000-55832

10.10.1†	Award Contract, dated December 13, 2018, by and between Transphorm Technology and Naval Air Warfare Center Aircraft Division	8-K	10.11.1	February 14, 2020	000-55832
10.10.2†	Amendment of Solicitation, dated February 14, 2019, by and between Transphorm Technology and Naval Air Warfare Center Aircraft Division	8-K	10.11.2	February 14, 2020	000-55832
10.10.3†	Amendment of Solicitation, dated June 6, 2019, by and between Transphorm Technology and Naval Air Warfare Center Aircraft Division	8-K	10.11.3	February 14, 2020	000-55832
10.10.4†	Amendment of Solicitation, dated September 12, 2019, by and between Transphorm Technology and Naval Air Warfare Center Aircraft Division	8-K	10.11.4	February 14, 2020	000-55832
10.10.5†	Amendment of Solicitation, dated November 27, 2019, by and between Transphorm Technology and Naval Air Warfare Center Aircraft Division	8-K	10.11.5	February 14, 2020	000-55832
10.11†*	Performer Agreement, dated as of May 17, 2023, by and between the Registrant and the National Security Technology Accelerator (NSTXL)	8-K	10.1	May 23, 2023	001-41295
10.12†	Amended and Restated Supply Agreement, dated May 18, 2021, between the Registrant and Nexperia	10-KT	10.13.3	June 24, 2021	000-55832
10.13	Amended and Restated Development and License Agreement, dated May 18, 2021, between the Registrant, Transphorm Technology and Nexperia	10-KT	10.15.4	June 24, 2021	000-55832
10.14†	Amended and Restated License Agreement, dated May 18, 2021, between the Registrant, Transphorm Japan Epi and Nexperia	10-KT	10.24.2	June 24, 2021	000-55832
10.15†	Strategic Cooperation Agreement, dated May 18, 2021, between the Registrant, Transphorm Technology, Transphorm Japan Epi and Nexperia	10-KT	10.25	June 24, 2021	000-55832
10.16†	Option Agreement, dated May 18, 2021, between the Registrant, Transphorm Technology, Transphorm Japan Epi and Nexperia	10-KT	10.26	June 24, 2021	000-55832
10.17.1	Standard Industrial/Commercial Multi-Tenant Lease, dated June 23, 2010, by and between Transphorm Technology and Castilian LLC, for the premises located at 75 Castilian Drive, Goleta, CA 93117	8-K	10.16.1	February 14, 2020	000-55832
10.17.2	First Amendment to Lease, dated January 22, 2016, by and between Transphorm Technology and Castilian, LLC, for the premises located at 75 Castilian Drive, Goleta, CA 93117	8-K	10.16.2	February 14, 2020	000-55832
10.18.1	Standard Industrial/Commercial Multi-Tenant Lease, dated October 14, 2008, by and between Transphorm Technology and Frieslander Holdings, LLC and Nederlander Holdings, LLC, for the premises located at 111 Castilian Drive, Suite B, Goleta, CA 93117	8-K	10.17.1	February 14, 2020	000-55832
10.18.2	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated March 17, 2009, by and between Transphorm Technology and Frieslander Holdings, LLC and Nederlander Holdings, LLC, for the premises located at 111 Castilian Drive, Suite B, Goleta, CA 93117	8-K	10.17.2	February 14, 2020	000-55832
10.18.3	Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated August 1, 2011, by and between Transphorm Technology and Frieslander Holdings, LLC and Nederlander Holdings, LLC, for the premises located at 115 Castilian Drive, Suite B, Goleta, CA 93117, formerly known as 111 Castilian Drive, Suite B, Goleta, CA 93117	8-K	10.17.3	February 14, 2020	000-55832

10.18.4	Third Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated November 24, 2015, by and between Transphorm Technology and Frieslander Holdings, LLC and Nederlander Holdings, LLC, for the premises located at 115 Castilian Drive, Suite B, Goleta, CA 93117, formerly known as 111 Castilian Drive, Suite B, Goleta, CA 93117		8-K	10.17.4	February 14, 2020	000-55832
10.19.1†	License Agreement dated September 1, 2007, by and between Transphorm Technology and The Regents of the University of California		8-K	10.24.1	February 14, 2020	000-55832
10.19.2†	Eleventh Amendment to License Agreement dated October 29, 2019, by and between Transform Technology and the Regents of the University of California		8-K	10.24.2	February 14, 2020	000-55832
10.20†	Share Purchase Agreement, dated as of July 20, 2021, by and between Transphorm Aizu, Inc. and GaNovation, Pte. Ltd.		10-Q	10.2	November 15, 2021	000-55832
10.21†*	Joint Venture Agreement, dated as of December 20, 2020, by and between the Registrant and JCP Capital Management, LLC Limited		10-Q	10.3	November 15, 2021	000-55832
10.22†	Manufacturing and Supply Agreement, dated as of June 21, 2022, by and between the Registrant and GlobalWafers Co., Ltd.		8-K	10.1	June 27, 2022	001-41295
10.23	Form of Securities Purchase Agreement, dated December 7, 2021		8-K	10.1	December 10, 2021	000-55832
10.24	Form of Securities Purchase Agreement, dated April 3, 2023		8-K	10.2	April 3, 2023	001-41295
10.25	Form of Warrant Exercise Inducement Letter, dated March 31, 2023		8-K	10.1	April 3, 2023	001-41295
21.1	List of Subsidiaries		S-1	21.1	January 20, 2021	333-252269
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included on the signature page hereto)	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transphorm, Inc.

Date:	June 28, 2023	By:	/s/ Primit Parikh
Primit Parikh
President and Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Primit Parikh and Cameron McAulay and each of them, as his true and lawful attorney-in-fact and agent with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Primit Parikh	President and Chief Executive Officer, Director	June 28, 2023
Primit Parikh	(Principal Executive Officer)

/s/ Cameron McAulay	Chief Financial Officer	June 28, 2023
Cameron McAulay	(Principal Financial and Accounting Officer)

/s/ Julian Humphreys	Director	June 28, 2023
Julian Humphreys

/s/ Katharina McFarland	Director	June 28, 2023
Katharina McFarland

/s/ Umesh Mishra	Chief Technology Officer and Chair of the Board	June 28, 2023
Umesh Mishra

/s/ Cynthia Moreland	Director	June 28, 2023
Cynthia Moreland

/s/ Kelly Smales	Director	June 28, 2023
Kelly Smales

/s/ Eiji Yatagawa	Director	June 28, 2023
Eiji Yatagawa