Form 10-Q
period 2023-06-30
Transphorm, Inc.
filed 2023-08-14
CIK 1715768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 001-41295
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

As of August 9, 2023, 61,997,965 shares of the registrant’s common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Transphorm, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	June 30, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$3,311	$15,527
Restricted cash	—	500
Accounts receivable, net, including related parties (Note 11)	6,915	4,396
Inventory	8,885	8,406
Prepaid expenses and other current assets	1,184	1,859
Total current assets	20,295	30,688
Property and equipment, net	7,957	7,890
Operating lease right-of-use assets	2,863	3,033
Goodwill	994	1,079
Intangible assets, net	247	321
Investment in joint venture	662	715
Other assets	697	726
Total assets	$33,715	$44,452

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses, including related parties (Note 11)	$6,517	$7,895
Accrued interest	—	180
Accrued payroll and benefits	1,228	1,458
Operating lease liabilities	526	404
Revolving credit facility	—	12,000
Total current liabilities	8,271	21,937
Operating lease liabilities, net of current portion	2,390	2,670
Other liabilities	230	230
Total liabilities	10,891	24,837
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and none issued and outstanding as of June 30, 2023 and March 31, 2023	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized as of June 30, 2023 and March 31, 2023, and 59,374,057 and 57,047,013 shares issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	6	6
Additional paid-in capital	247,027	230,272
Accumulated deficit	(222,295)	(209,236)
Accumulated other comprehensive loss	(1,914)	(1,427)
Total stockholders’ equity	22,824	19,615
Total liabilities and stockholders’ equity	$33,715	$44,452

See accompanying notes to unaudited condensed consolidated financial statements.

Transphorm, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,
	2023	2022
Revenue, net, including related parties (Note 11)	$5,883	$5,156
Cost of goods sold	3,795	4,050
Gross profit	2,088	1,106
Operating expenses:
Research and development	2,869	1,740
Sales and marketing	1,482	1,083
General and administrative	4,516	3,317
Total operating expenses	8,867	6,140
Loss from operations	(6,779)	(5,034)
Interest expense	8	182
Loss in joint venture	860	582
Other income, net	(200)	(445)
Loss before tax expense	(7,447)	(5,353)
Tax expense	—	—
Net loss	$(7,447)	$(5,353)

Deemed dividend related to warrant modification and issuance of Inducement warrants (Note 8)	5,612	—
Net loss attributable to common stockholders	$(13,059)	$(5,353)

Net loss per share - basic and diluted	$(0.22)	$(0.10)
Weighted average common shares outstanding - basic and diluted	59,264,378	54,404,830
See accompanying notes to unaudited condensed consolidated financial statements.

Transphorm, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended June 30,
	2023	2022
Net loss	$(7,447)	$(5,353)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(487)	(393)
Other comprehensive loss, net of tax	(487)	(393)
Comprehensive loss	$(7,934)	$(5,746)
See accompanying notes to unaudited condensed consolidated financial statements.

Transphorm, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands, except share data)

Three Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount		Accumulated Deficit
Balance at March 31, 2023	—	$—	57,047,013	$6	$230,272	$(209,236)	$(1,427)	$19,615
Restricted stock units vested	—	—	11,445	—		—	—	—
Restricted stock units surrendered due to net share settlement to satisfy employee tax liability	—	—	(249)	—	(1)	—	—	(1)
Stock warrant exercise and deemed dividend related to warrant modification (Note 8)	—	—	1,815,848	—	7,921	(754)		7,167
Deemed dividend related to issuance of Inducement Warrants (Note 8)	—	—	—	—	4,858	(4,858)	—	—
Issuance of common stock (Note 8)	—	—	500,000	—	1,974	—	—	1,974
Stock-based compensation	—	—	—	—	2,003	—	—	2,003
Other comprehensive loss	—	—	—	—	—	—	(487)	(487)
Net loss	—	—	—	—	—	(7,447)	—	(7,447)
Balance at June 30, 2023	—	$—	59,374,057	$6	$247,027	$(222,295)	$(1,914)	$22,824

Three Months Ended June 30, 2022
	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
Balance at March 31, 2022	—	$—	53,379,307	$5	$211,190	$(178,638)	$(1,196)	$31,361
Stock options exercised	—	—	4,361	—	20	—	—	20
Restricted stock units vested	—	—	4,375	—	—	—	—	—
Issuance of common stock	—	—	3,199,999	1	15,719	—	—	15,720
Stock-based compensation	—	—	—	—	583	—	—	583
Other comprehensive loss	—	—	—	—	—	—	(393)	(393)
Net loss	—	—	—	—	—	(5,353)	—	(5,353)
Balance at June 30, 2022	—	$—	56,588,042	$6	$227,512	$(183,991)	$(1,589)	$41,938
See accompanying notes to unaudited condensed consolidated financial statements.

Transphorm, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,447)	$(5,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory	2	37
Depreciation and amortization	270	226
Amortization of operating lease right-of-use assets	131	150
Stock-based compensation	2,003	583
Interest cost	—	2
Gain on sale of equipment	(48)	(100)
Loss in joint venture	860	582
Changes in fair value of derivative instruments	124	—
Changes in operating assets and liabilities:
Accounts receivable	(2,519)	(645)
Inventory	(481)	(670)
Prepaid expenses and other current assets	670	(604)
Other assets	29	(28)
Accounts payable, accrued expenses, and other liabilities	(2,017)	1,086
Deferred revenue	—	8
Accrued payroll and benefits	(230)	(51)
Operating lease liabilities	(120)	(136)
Net cash used in operating activities	(8,773)	(4,913)
Cash flows from investing activities:
Advances and purchases of property and equipment	—	(723)
Proceeds from sale of equipment	48	100
Investment in joint venture	(807)	(778)
Net cash used in investing activities	(759)	(1,401)
Cash flows from financing activities:
Proceeds from stock option exercise	—	20
Proceeds from issuance of common stock	2,000	16,000
Cost associated with issuance of common stock and warrants	(122)	(280)
Payment for taxes related to net share settlement of restricted stock units	(1)	—
Proceeds from exercise of stock warrants	7,263	—
Loan repayment	(12,000)	—
Net cash (used in) provided by financing activities	(2,860)	15,740
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(324)	(248)
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,716)	9,178
Cash, cash equivalents and restricted cash at beginning of period	16,027	33,435
Cash and cash equivalents at end of period	3,311	42,613
Restricted cash at end of period	—	500

Cash, cash equivalents and restricted cash at end of period	$3,311	$43,113

Supplemental disclosures of cash flow information:
Interest expense paid	$188	$180
Supplemental non-cash investing activity:
Property and equipment in accounts payable and accrued expenses	$342	$—
Supplemental non-cash financing activity:
Stock warrant exercise and deemed dividend related to warrant modification	$753	$—
Deemed dividend related to issuance of Inducement Warrants	4,858	—
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	—	3,598
See accompanying notes to unaudited condensed consolidated financial statements.

Transphorm, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Business and Basis of Presentation
Transphorm Technology, Inc. (“Transphorm Technology”), a wholly owned subsidiary of Transphorm, Inc., was founded in 2007 to develop gallium nitride (“GaN”) semiconductor components used in power conversion.
Throughout these notes, “the Company,” “Transphorm,” “we,” “us” and “our” refer to Transphorm, Inc. and its direct and indirect wholly-owned subsidiaries. Transphorm Technology and its subsidiaries hold all material assets and conduct all business activities and operations of the Company. Transphorm Technology’s activities to date have been primarily performing research and development, establishing manufacturing infrastructure, market sampling, product launch, hiring personnel, and raising capital to support and expand these activities. Transphorm Japan, Inc. (“TPJ”) was established in Japan in February 2014 to secure the Company’s production capacity and establish a direct presence in Asian markets. Transphorm Aizu, Inc. (“Transphorm Aizu”) was established in Japan to manage the financial transactions around Aizu Fujitsu Semiconductor Wafer Solution Limited (“AFSW”), the wafer fabrication facility located in Aizu Wakamatsu, Japan that is owned by GaNovation, the joint venture company in which the Company has a non-controlling interest. Transphorm Japan Epi, Inc. (“TJE”) was established in Japan in 2019 to enable the operational capacity of the MOCVD reactors held in Aizu.
Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, considering the Company’s working capital (including restricted cash) of $12.0 million as of June 30, 2023, historical losses (during the year ended March 31, 2023 and three months ended June 30, 2023, the Company’s net loss was $30.6 million and $7.4 million, respectively), and future expected losses, there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. Although the Company completed a rights offering of common stock in August 2023, the $7.9 million in gross proceeds that the Company received from such offering did not alleviate the substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.
In response to the factors noted above, management intends to raise additional working capital to fund operations through the issuance of stock to investors, debt financing (including asset-based debt financing), and/or license of intellectual property. However, there is no assurance that the Company will be successful in raising additional capital. If the Company is unable to secure additional funding, the Company believes that its existing cash and cash equivalents and forecasted revenue will be sufficient to fund its operations into the first half of January 2024. If the Company does not obtain any other financing, the Company would need to cease operations, liquidate its assets, and may seek the protection of applicable bankruptcy laws.
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended June 30, 2023, but are not necessarily indicative of the results that will be reported for the entire fiscal year or any other interim period. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted. The aforementioned unaudited condensed consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023. The consolidated balance sheet as of March 31, 2023 is derived from those audited financial statements.
Significant Accounting Policies
Descriptions of the Company’s significant accounting policies are included in Note 2 - Summary of Significant Accounting Policies in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
Accounting Standard Adopted
Financial Instruments - In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard changed the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for the Company’s 2024 fiscal year. The Company adopted this standard effective April 1, 2023 and the adoption did not have a material effect on the condensed consolidated financial statements.
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
Loss Per Share
Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Net loss applicable to common shareholders is calculated as follows for each interim period as follows:

	Three Months Ended June 30,
	2023	2022
Net loss available to common shareholders	$(7,447)	$(5,353)
Deemed dividend related to warrant modification (Note 8)	(753)	—
Deemed dividend related to Inducement Warrants (Note 8)	(4,859)	—
Net loss attributable to common stockholders	(13,059)	(5,353)
Weighted average common shares outstanding - basic and diluted	59,264,378	54,404,830
Net loss per share	$(0.22)	$(0.10)
Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Potentially dilutive shares are excluded from the computation of diluted loss per share during periods in which losses are reported since the result would be antidilutive.
Excluded from diluted loss per share for the three months ended June 30, 2023 and 2022 are 7,948,906 shares and 7,127,861 shares, respectively, because their inclusion would have been antidilutive.

Note 2 - Revenue Recognition
Revenue, net including related parties, disaggregated by contract type is as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
Commercial product and service	$3,003	$4,434
Government	2,880	722
Revenue, net	$5,883	$5,156

Revenues from related parties were $1.6 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively, and were included in Commercial product and service revenue.
Government revenue for the three months ended June 30, 2023 was primarily derived from a contract with the National Security Technology Accelerator (“NSTXL”) which was awarded in May 2023, in which the Company may receive up to $15.2 million over the period from the first quarter of fiscal 2024 through the third quarter of fiscal 2026 for developing and manufacturing advanced GaN epiwafer materials in accordance with statements of work, and in support of an agreement between NSTXL and the U.S. Government. As of June 30, 2023, $7.5 million of the total $15.2 million has been funded by the U.S. Government. Government revenue for the three months ended June 30, 2022 was primarily derived from contracts with the U.S. Navy, which ended in December 2022.

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
Significant customers are those that represent 10% or more of revenue or accounts receivable.
Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Three Months Ended June 30,
	2023	2022
Customer A	18.5%	14.8%
Customer B	*	13.9%
Customer C	*	34.4%
Customer D	*	10.6%
Customer E	*	10.4%
Customer F	*	*
Customer G	48.9%	*
* Less than 10% of total
Accounts receivable, by percentage, from individual customers representing 10% or more of accounts receivable are set forth in the following table:

	As of
	June 30, 2023	March 31, 2023
Customer A	22.0%	26.2%
Customer B	*	*
Customer C	12.2%	12.8%
Customer D	*	*
Customer E	*	10.6%
Customer F	11.8%	38.2%
Customer G	41.6%	*
* Less than 10% of total
Customers A, D, and F are related parties and Customer B is a government agency. JCP Capital Management, LLC Limited (“JCP Capital”) is a majority stockholder of Customer C. See Note 5 - Investment in Joint Venture and Note 11 - Related Party Transactions.

Note 4 - Balance Sheet Components
Inventory
Inventory consists of the following as of the dates presented (in thousands):

	June 30, 2023	March 31, 2023
Raw materials	$4,785	$5,167
Work in process	2,078	1,719
Sub-assembly	1,145	809
Finished goods	877	711
Total	$8,885	$8,406
The Company recorded inventory write-offs of $2 thousand and $0.04 million for the three months ended June 30, 2023 and 2022, respectively.
Property and equipment
Property and equipment, net consist of the following as of the dates presented (in thousands):

	June 30, 2023	March 31, 2023
Machinery and equipment	$13,529	$11,124
Computer equipment and software	884	887
Furniture and fixtures	71	75
Leasehold improvements	5,098	5,069
Construction in progress	3,902	6,446
Property and equipment, gross	23,484	23,601
Less: accumulated depreciation	(15,527)	(15,711)
Property and equipment, net	$7,957	$7,890
The Company recorded depreciation and amortization expense related to property and equipment, net of $0.2 million for each of the three months ended June 30, 2023 and 2022.
Intangible assets
The carrying values of intangible assets as of the dates presented, respectively, consist of the following (in thousands except years):

	June 30, 2023
	Gross	Accumulated Amortization	Foreign Exchange Rate Changes	Net	Estimated Useful Life (in years)
Patents	$2,963	$(2,716)	$—	$247	10
Developed Technology - 150 V	560	(517)	(43)	—	6
Developed Technology - 600 V	1,701	(1,570)	(131)	—	6
Total	$5,224	$(4,803)	$(174)	$247

	March 31, 2023
	Gross	Accumulated Amortization	Foreign Exchange Rate Changes	Net	Estimated Useful Life (in years)
Patents	$2,963	$(2,642)	$—	$321	10
Developed Technology - 150 V	560	(517)	(43)	—	6
Developed Technology - 600 V	1,701	(1,570)	(131)	—	6
Total	$5,224	$(4,729)	$(174)	$321
The Company recorded amortization expenses related to intangible assets of $0.1 million for each of the three months ended June 30, 2023 and 2022.
Estimated future amortization expenses related to intangible assets as of June 30, 2023 were as follows (in thousands):

Year Ending March 31,
2024	$222
2025	25
Total	$247
Goodwill
Changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of March 31, 2022	$1,180
Foreign currency translation adjustments	(101)
Balance as of March 31, 2023	$1,079
Foreign currency translation adjustments	(85)
Balance as of June 30, 2023	$994
There have been no impairment losses recorded to date.
Accounts payable and accrued expenses
Accounts payable and accrued expenses consist of the following as of the dates presented (in thousands):

	June 30, 2023	March 31, 2023
Accounts payable	$3,801	$2,781

Manufacturing production costs	$561	506
Legal fees	702	596
Audit fees	525	318
Consulting fees	326	256
Insurance	63	—
Deposit liability	—	2,950
Other	539	488
Accrued expenses	$2,716	$5,114

Total Accounts payable and accrued expenses	$6,517	$7,895

Note 5 - Investment in Joint Venture
From April 1, 2022 through April 10, 2023, JCP Capital and Transphorm were responsible for 75% and 25%, respectively, of the funding obligations and losses of AFSW (through GaNovation). Beginning April 10, 2023, JCP Capital and Transphorm are responsible for 67.5% and 32.5%, respectively, of the funding obligations and losses of AFSW (through GaNovation). Notwithstanding this allocation of funding responsibilities, JCP Capital’s total funding obligations or investment shall not exceed $35 million and Transphorm’s total funding obligations or investment shall not exceed $12 million for the three-year period beginning August 1, 2021. As of June 30, 2023, the Company had provided $6.1 million of the Company’s $12.0 million commitment to GaNovation.
The Company’s investment activities in GaNovation for the periods presented are summarized below (in thousands):

	Three Months Ended June 30,
	2023	2022
Beginning Balance	$715	$143
Investment	807	778
Loss	(860)	(582)
Ending Balance	$662	$339
Summarized financial information of GaNovation for the periods indicated are as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
Sales	$2,984	$2,821
Gross loss	(2,351)	(2,037)
Net loss	(2,647)	(2,451)

Note 6 - Debts
Revolving Credit Facility
The Company entered into a Loan and Security Agreement (“LSA”) with Nexperia on April 4, 2018 which provided a $10.0 million revolving loan (Tranche C Loan) that was scheduled to mature at the earlier of (i) April 3, 2021, and (ii) the date a Change of Control (as defined in the LSA) of the Company occurs. Interest payable by the Company accrues on the outstanding principal amount of the loans during such period at a rate of 6% per annum. The credit facility was secured against certain of the Company’s U.S. patents not relating to Metal Organic Chemical Vapor Disposition (“MOCVD”) or epiwafer technology. On March 1, 2021, the maturity of the Tranche C Loan of $10.0 million was extended to May 18, 2021. On May 18, 2021, the maturity of the Tranche C Loan was extended to the earlier of April 4, 2023 or the occurrence of specified change of control events, and the $2.0 million Tranche B-1 Loan was converted into a Tranche C-1 Loan (the “Tranche C Loans” together with the Tranche C Loan) with the same terms and conditions as the existing Tranche C Loan.
As of June 30, 2023, there were no revolving loans outstanding as the LSA with Nexperia terminated upon repayment of the principal and interest amount in full on April 4, 2023. For the three months ended June 30, 2023 and 2022, the Company recorded interest expense of $8 thousand and $0.2 million, respectively.

Note 7 - Commitments and Contingencies
Cooperation Agreement
On December 30, 2022, and effective as of December 18, 2022, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with GaNext (Zhuhai) Technology Co., Ltd (“GaNext”). Among other things, the Cooperation Agreement calls for certain royalties including a royalty due to the Company in the event that GaNext utilizes epiwafers not provided by the Company (such royalties are based on time and volume with a minimum floor), and a royalty payable by the Company in the event the Company utilizes certain future platform that may be developed independently by GaNext (such royalties are based on time and volume, and half the amount per wafer of the royalties GaNext would pay the Company when utilizing epiwafers not provided by the Company). As of June 30, 2023, no amounts have been earned by or due to either party and, thus, no amounts have been recorded in the condensed consolidated financial statements.

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

The Company is not aware of any material legal claims or assessments other than disclosed above. Although the results of litigation and claims are inherently unpredictable, management believes (in consultation with legal counsel) there was not at least a reasonable possibility that the Company had incurred a material loss with respect to any loss contingencies as of June 30, 2023 and through the issuance of these financial statements.

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

Note 8 - Stockholders’ Equity

As of June 30, 2023, 750,000,000 shares of common stock are authorized, of which 59,374,057 shares of common stock were issued and outstanding, and 5,000,000 shares of preferred stock are authorized, none of which were issued and outstanding. The Company’s Board of Directors has the ability to designate the rights, preferences and privileges for the preferred stock.
Common Stock
Common stockholders are entitled to dividends, as and when declared by the Company’s Board of Directors, subject to the priority dividend rights of the holders of any then-outstanding preferred stock. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
The Company has reserved shares of common stock for future issuance as of the date presented as follows:

June 30, 2023
Equity incentive plans	9,548,749
Common stock warrants	4,027,929
Total	13,576,678

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

The Company determined that the modification was not executed in contemplation of an imminent equity offering, financing transaction nor represented compensation for goods and services and is not within the scope of another ASC Topic. As such, the Company concluded that the $0.8 million incremental fair value of the modified warrants and the $4.9 million fair value of the Inducement Warrants should be treated as deemed dividends to the warrant holder in accordance with ASC Subtopic 815-40 – Derivatives and Hedging – Contracts in Entity’s Own Equity.
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
The Company received $7.3 million from the exercise of the Existing Warrants by the Existing Holders and $2.0 million from the Purchasers in the Private Placement, for total aggregate gross proceeds of approximately $9.3 million (before deducting legal costs of $0.1 million).
The following warrants to purchase common stock were outstanding as of June 30, 2023:

Number of Shares	Exercise Price	Expiration Date
650,000	$6.00	October 4, 2024
360,938	$6.00	November 5, 2024
67,568	$9.25	December 7, 2024
281,081	$9.25	December 10, 2024
10,116	$8.48	December 10, 2025
45,000	$3.30	December 23, 2025
84,000	$4.00	April 3, 2026
2,519,811	$5.00	April 3, 2026
6,046	$34.74	5 years after an initial public offering of the Company
3,369	$54.41	5 years after an initial public offering of the Company
4,027,929

The following table summarizes stock warrant activity for the periods presented:

Number of warrants
Outstanding at March 31, 2023	3,323,966
Stock warrants issued	2,519,811
Stock warrants exercised	(1,815,848)
Outstanding and exercisable at June 30, 2023	4,027,929

Note 9 - Stock-Based Compensation
Out-of-Period Adjustment
For the three months ended June 30, 2023, the Company recorded a $0.4 million out-of-period adjustment to stock-based compensation expense and additional paid-in-capital related to prior periods. The adjustment was a correction of an error to properly reflect i) the grant date fair value of awards and ii) the straight-lining of stock-based compensation expense for graded-vested awards under ASC 718, Compensation – Stock Compensation and in accordance with the Company’s stock-based compensation expense recognition policy election. The Company assessed that this error was not material to the historical financial statements in any individual period or in the aggregate, the current interim period and our forecasted results for the full 2024 fiscal year and did not result in the previously issued financial statements being materially misstated.
Option Modification
During the three months ended June 30, 2023, the Company recognized $0.5 million in incremental compensation cost as a result of an amendment to a former employee’s option agreements to allow for an extended post termination exercise period.

Note 10 - Fair Value Measurements
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

Foreign Currency Forward and Option Contracts

In December 2022, the Company entered into four quarterly tiered collar contracts consisting of foreign currency forward and option contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities, specifically those associated with its Japanese operations. The contracts have quarterly maturities ending January 2024.
As a result of foreign currency fluctuations, the U.S. dollar equivalent values of the Company’s foreign currency-denominated assets and liabilities change. The Company has not elected to account for these contracts as hedge instruments and as such, gains and losses on these contracts are included in other income (expense), net in the Company's condensed consolidated statements of operations, along with foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward and option contracts. During the three months ended June 30, 2023, the Company recognized net losses of $0.1 million associated with these contracts.
As the forward contract and option model employs market observable inputs such as spot currency rates and forward points, the Company has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy. As of June 30, 2023, the fair value of the Company’s derivative liability was $0.1 million and there were no derivative assets. The Company had no derivative assets or liabilities as of June 30, 2022.
The following table presents the fair value of derivative instruments recognized in the Company's condensed consolidated balance sheets as of June 30, 2023 (in thousands):

	Derivative Not Designated as Hedging Instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Balance Sheet
Accounts payable and accrued expenses	$124	$124	$—	$124
Net	$124	$124	$—	$124

Note 11 - Related Party Transactions
The Company entered into the following related party transactions for the periods indicated (in thousands):

	Three Months Ended June 30,
	2023	2022
Joint Venture-GaNovation:
Product sale	$266	$378
Service fees	67	—
Inventory purchase	13	426
Cost of goods sold	1,258	841
Research and development expense	32	99
Consumption tax	60	142
Employee and related benefits	32	46
Yaskawa:
Revenue per a cooperation and development agreement	221	547
Nexperia:
Product sale	1,088	779
License and service fee income	—	32
Reimbursements in license maintenance fee	25	38
Interest expense	8	182
As of June 30, 2023, total due to and from related parties were as follows (in thousands):

	June 30, 2023	March 31, 2023
Due from (included in Accounts receivable, net):
Joint venture	$814	$1,713
Stockholder and noteholder	1,519	1,152
Total due from related parties	$2,333	$2,865
Due to (included in Accounts payable and accrued expenses):
Joint venture	$1,672	$968
Stockholder and noteholder	—	93
Total due to related parties	$1,672	$1,061

Note 12 - Subsequent Events
Rights Offering
On July 5, 2023, the Company distributed to all holders of record of its common stock as of 5:00 p.m., Eastern Daylight Time, on June 26, 2023, for each share of common stock held as of June 26, 2023, one non-transferable subscription right. Each subscription right carried with it (i) a basic subscription right, which entitled the holder to purchase 0.07655623 of a share of common stock and (ii) an over-subscription privilege, which entitled a holder that had exercised its basic subscription right in full to subscribe for additional shares of common stock that were offered in the rights offering, to the extent other holders did not exercise their basic subscription rights in full. The subscription price was $3.30 per whole share of common stock. The Company completed the rights offering in

August 2023 and issued 2,404,758 shares of common stock, which generated approximately $7.9 million in gross proceeds. The Company received net proceeds of approximately $7.6 million from the rights offering, after the payment of offering fees and expenses. The Company intends to use the net proceeds for working capital and other general corporate purposes.

Note Regarding Forward-Looking Statements
This Report, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. All statements other than statements of historical fact contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our ability to successfully complete our asset-based debt financing initiatives as expected, and whether such debt financing raises the amounts we hope for;
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
Since our inception, we have devoted substantial resources to the research and development of GaN power devices and the protection and enhancement of our intellectual property and have incurred significant operating losses. Our net loss was $7.4 million and $5.4 million for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, our accumulated deficit was $222.3 million. Substantially all of our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.
Our revenue for the three months ended June 30, 2023 was $5.9 million, of which $1.6 million was from related parties. Our revenue for the three months ended June 30, 2022 was $5.2 million, of which $1.7 million was from related parties. For the three months ended June 30, 2023 and 2022, we had two and five customers, respectively, that each accounted for more than ten percent of our revenue. Together, these customers accounted for 67.4% and 84.1% of our revenue during the three months ended June 30, 2023 and 2022, respectively.
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
Recent Developments
Rights Offering
On July 5, 2023, we distributed to all holders of record of our common stock as of 5:00 p.m., Eastern Daylight Time, on June 26, 2023, for each share of common stock held as of June 26, 2023, one non-transferable subscription right. Each subscription right carried with it (i) a basic subscription right, which entitled the holder to purchase 0.07655623 of a share of common stock and (ii) an over-subscription privilege, which entitled a holder that had exercised its basic subscription right in full to subscribe for additional shares of common stock that were offered in the rights offering, to the extent other holders did not exercise their basic subscription rights in full. The subscription price was $3.30 per whole share of common stock. We completed the rights offering in August 2023 and issued 2,404,758 shares of common stock, which generated approximately $7.9 million in gross proceeds. We received net proceeds of approximately $7.6 million from the from the rights offering, after the payment of offering fees and expenses. We intend to use the net proceeds for working capital and other general corporate purposes.

We are also pursuing conventional asset-based debt financing initiatives that, if consummated and together with the net proceeds from the rights offering, would provide us with working capital into the fiscal year ending March 31, 2025. There can be no assurance that we will be successful in closing the debt financing. If the debt financing is not closed, or does not raise the amount we hope for, our forecasted financial runway will be significantly reduced. If we are unable to secure any additional funding, we believe that our existing cash and cash equivalents and forecasted revenue will be sufficient to fund our operations into the first half of January 2024. If we do not obtain any other financing, we would need to cease operations, liquidate our assets, and may seek the protection of applicable bankruptcy laws. Because all of our liabilities are senior to our common stock in our capital structure, any such liquidation or bankruptcy would likely result in the complete loss of your investment in our common stock. Therefore, trading in our securities is highly speculative and poses substantial risks. All statements contained herein regarding our future strategy, operations and potential growth are contingent upon our ability to obtain additional financing through the successful execution of our debt financing initiatives, or otherwise.
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
Warrant Repricing and Issuance
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
The Inducement Warrants have an exercise price of $5.00 per share and are exercisable until April 3, 2026. Certain Exercising Holders have contractually agreed to restrict their ability to exercise the Inducement Warrants issued to them if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares in excess of 9.99% of the shares of the Company’s common stock then outstanding. At the holder’s option, upon notice to the Company, the holder may increase or decrease this beneficial ownership limitation not to exceed 19.99% of the shares of common stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company.
Private Placement of Common Stock and Warrants
On April 3, 2023, we entered into securities purchase agreements with two accredited investors that are affiliated with each other (the “Purchasers”) pursuant to which we agreed to sell to the Purchasers in a private placement for an aggregate purchase price of $2.0 million (i) an aggregate of 500,000 shares of our common stock at a purchase price of $4.00 per share and (ii) warrants to purchase an aggregate of 250,001 shares of the our common stock (the “Private Placement Warrants”). The Private Placement Warrants have an exercise price of $5.00 per share and are exercisable until April 3, 2026.
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
Our revenue currently consists of (1) commercial product sales and service contracts, (2) government contracts, and (3) licensing contracts. Products are sold to distributors and end-users in various sectors such as, the gaming, industrial, IT, and consumer products industries.
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
Operating Expenses
Research and Development. Research and development expenses consist primarily of compensation and related costs for personnel, including stock-based compensation and employee benefits as well as costs associated with design, fabrication, packaging and testing of GaN devices. In addition, research and development expenses include depreciation expenses related to our fixed assets and an allocation of our information technology (IT) and facilities costs. We expense research and development expenses as incurred. As we continue to invest in developing our technology for new products, we expect research and development expenses in future periods to remain flat or moderately increase in absolute dollars and decrease as a percentage of revenue.
Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for personnel, including stock-based compensation and employee benefits, and associated travel costs. Sales and marketing expenses also include costs associated with our support of business development efforts with distributors in Europe and Asia, and costs related to trade shows and marketing programs, and an allocation of our information technology (IT) and facilities costs. We expense sales and marketing expenses as incurred. As we increase our sales and expand our sales force and our marketing organization, we expect sales and marketing expenses in future periods to increase in absolute dollars.
General and Administrative. General and administrative expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits and travel. In addition, general and administrative expenses include third-party consulting, legal, audit, and accounting services, rent, facilities and information technology, and amortization of our intangible assets. We expect general and administrative expenses in future periods to increase in absolute dollars due to additional legal, accounting, insurance, investor relations and other costs associated with being a public company, as well as other costs associated with growing our business.
Interest Expense
Interest expense consists of interest associated with our revolving credit facility with Nexperia.
Equity Loss in Joint Venture
Equity loss in joint venture consists of expenditures to cover the losses associated with our 32.5% share ownership of GaNovation beginning April 10, 2023 and our 25% share ownership of GaNovation from August 1, 2021 to April 9, 2023. The potential magnitude of equity loss in joint venture may increase in the future based upon the level of operating expenses incurred by GaNovation, which wholly owns AFSW.
Other Income, Net
Other income, net of other expenses, consists primarily of income generated from subleasing a portion of our research and development facility located in California and interest income.
Tax Expense
Tax expense consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business.

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2023	2022	Amount	Percentage
Revenue, net	$5,883	$5,156	$727	14.1%
Cost of goods sold	3,795	4,050	(255)	(6.3)
Gross profit	2,088	1,106	982	88.8
Operating expenses:
Research and development	2,869	1,740	1,129	64.9
Sales and marketing	1,482	1,083	399	36.8
General and administrative	4,516	3,317	1,199	36.1
Total operating expenses	8,867	6,140	2,727	44.4
Loss from operations	(6,779)	(5,034)	(1,745)	34.7
Interest expense	8	182	(174)	(95.6)
Loss in joint venture	860	582	278	47.8
Other income, net	(200)	(445)	245	(55.1)
Loss before tax expense	(7,447)	(5,353)	(2,094)	39.1
Tax expense	—	—	—	—
Net loss	$(7,447)	$(5,353)	$(2,094)	39.1%
Revenue increased $0.7 million, or 14.1%, to $5.9 million for the three months ended June 30, 2023 from $5.2 million for the same period in 2022. The increase is due primarily to a $2.2 million increase in government contract revenue resulting from the government contract awarded in May 2023, offset by a $1.4 million decrease in commercial product and services revenue, due primarily to a reduction in sales volume of commercial product.

Cost of goods sold decreased $(0.3) million, or (6.3)%, to $3.8 million for the three months ended June 30, 2023 from $4.1 million for the same period in 2022, due primarily to a $0.4 million reduction in cost of goods sold related to the decrease in commercial product sales, partially offset by an increase in period costs associated with the growth in manufacturing operations.
Gross profit increased $1.0 million, or 88.8%, to $2.1 million for the three months ended June 30, 2023 from $1.1 million for the same period in 2022. Gross profit margin increased 14.0% to 35.5% for the three months ended June 30, 2023 from 21.5% for the same period in 2022, due primarily to the increase in government contract revenue associated with the government contract awarded in May 2023.
Research and development expense increased $1.1 million, or 64.9%, to $2.9 million for the three months ended June 30, 2023 from $1.7 million for the same period in 2022, due primarily to a $0.5 million increase in employee payroll costs resulting from increased research and development activities, a $0.2 million increase in stock-based compensation expense resulting from an out-of-period adjustment, and a reduction of $0.1 million of reimbursements under government research and development contracts.

Sales and marketing expense increased $0.4 million, or 36.8%, to $1.5 million for the three months ended June 30, 2023 from $1.1 million for the same period in 2022, due primarily to an increase in costs related to payroll and stock-based compensation expense.

General and administrative expense increased $1.2 million, or 36.1%, to $4.5 million for the three months ended June 30, 2023 from $3.3 million for the same period in 2022, due primarily to a $1.1 million increase in costs related to payroll and stock-based compensation expense.

Interest expense was $8,000 for our revolving credit facility with Nexperia for the three months ended June 30, 2023, as we repaid the outstanding amount in full on April 4, 2023. Interest expense was $0.2 million for the revolving credit facility for the same period in 2022.

Loss in joint venture was $0.9 million for the three months ended June 30, 2023, compared with $0.6 million for the same period in 2022 primarily due to our increase in ownership in the joint venture to 32.5% as of June 30, 2023 as compared to 25% as of June 30, 2022.

Other income, net of other expenses, decreased $0.2 million, or 55.1%, to $0.2 million for the three months ended June 30, 2023 from $0.4 million for the same period in 2022, due primarily to a decrease in sublease income and an unrealized loss from the foreign currency derivative instrument.

Liquidity and Capital Resources
Our principal sources of liquidity have been cash generated by issuing stock and promissory notes and, more recently, cash generated from operations. During the three months ended June 30, 2023, we raised gross proceeds of $7.3 million from the exercise of warrants and $2.0 million from selling shares of our common stock in a private placement, but also used $12.2 million of cash to repay the revolving loan with Nexperia when it matured on April 4, 2023 and used $8.8 million of cash in operations.
As of June 30, 2023, we had cash and cash equivalents of $3.3 million, other current assets of $17.0 million and current liabilities of $8.3 million, resulting in working capital of $12.0 million.
In August 2023, we completed a rights offering, pursuant to which we issued 2,404,758 shares of common stock at a subscription price of $3.30 per share. We received net proceeds of approximately $7.6 million from the rights offering, after the payment of offering fees and expenses. We intend to use the net proceeds for working capital and other general corporate purposes.
We are also pursuing conventional asset-based debt financing initiatives that, if consummated and together with the net proceeds from the rights offering, would provide us with working capital into the fiscal year ending March 31, 2025. There can be no assurance that we will be successful in closing the debt financing. If the debt financing is not closed, or does not raise the amount we hope for, our forecasted financial runway will be significantly reduced. If we are unable to raise additional capital, we believe that our existing cash and cash equivalents and forecasted revenue will be sufficient to fund our operations into the first half of January 2024. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, considering our working capital, historical net losses, and future expected losses, there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.
In response to the factors noted above, management plans to raise additional working capital to fund operations through the issuance of stock to investors, debt financing (including asset-based debt financing), and/or license of intellectual property. However, there is no assurance that we will be successful in raising additional capital on terms acceptable to us or at all. If we do not obtain any other financing, we would need to cease operations, liquidate our assets, and may seek the protection of applicable bankruptcy laws. Because all of liabilities are senior to our common stock in our capital structure, any such liquidation or bankruptcy would likely result in the complete loss of your investment in our common stock. Therefore, trading in our securities is highly speculative and poses substantial risks.

Our ability to sustain operations is dependent on our ability to successfully market and sell our products and our ability to raise capital through additional financings until we are able to achieve profitability with positive cash flows. To the extent sufficient financing is not available, we may not be able to, or may be delayed in, developing our offerings and meeting our obligations. We will continue to evaluate our projected expenditures relative to our available cash and to evaluate financing alternatives in order to satisfy our working capital and other cash requirements. Our future capital requirements will depend on many factors including our revenue growth rate, billing frequency, the current global macroeconomic environment, the timing and extent of spending to support further sales and marketing and research and development efforts, and our obligations to GaNovation. The current global macroeconomic environment may make it more difficult or preclude us from raising additional capital, increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity.
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
Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Three Months Ended June 30,		Change
	2023	2022
Net cash (used in) provided by:
Operating activities	$(8,773)	$(4,913)	$(3,860)
Investing activities	(759)	(1,401)	642
Financing activities	(2,860)	15,740	(18,600)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(324)	(248)	(76)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(12,716)	$9,178	$(21,894)
Operating Activities

Net cash used in operating activities was $8.8 million and $4.9 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $3.9 million was attributable primarily to a $2.1 million increase in net loss, $1.9 million increase in accounts receivable, and a $3.1 million decrease in accounts payable and accrued expenses, offset by a $1.4 million increase in stock-based compensation expense and a $1.2 million decrease in prepaid expenses and other current assets.
Investing Activities

Net cash used in investing activities was $0.8 million and $1.4 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of $0.6 million was attributable primarily to a decrease in purchases of property and equipment.
Financing Activities
Net cash flow from financing activities was $(2.9) million used and $15.7 million provided for the three months ended June 30, 2023 and 2022, respectively. The decrease of $18.6 million was attributable to the repayment of the Nexperia revolving facility of $12.0 million during the three months ended June 30, 2023, and a decrease of $14.0 million in the proceeds from the sale of our common stock during the three months ended June 30, 2023 in comparison to the same period in 2022, partially offset by $7.3 million of proceeds from the exercise of warrants during the three months ended June 30, 2023.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, management, including our chief executive officer and our chief financial officer, concluded that as of June 30, 2023, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, our current staffing resources in our finance department are insufficient to support the complexity of our financial reporting requirements. We did not have adequate staff members with technical accounting knowledge and financial reporting experience, and as a result we have had an inadequate level of precision, evidence or timeliness in the performance of review controls as it relates to inventory, joint venture accounting, right of use asset and lease liability, accrual of expenses, revenue and financial reporting, including consideration of impairment, foreign currency impact and tax disclosure.

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
Since our inception in 2007, we have generated minimal revenue and substantial net losses as we have devoted our resources to the development of our technology, and our business model has not been proven. As of June 30, 2023, we had an accumulated deficit of $222.3 million. For the three months ended June 30, 2023 and 2022, our net loss was $7.4 million and $5.4 million, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in our infrastructure and the research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses. Our revenue growth may be slower than anticipated or our revenue may decline for a number of other reasons, including slower growth of, or reduced demand for, GaN power management solutions, increased competition, or any failure to capitalize on growth opportunities. If we are unable to generate sufficient revenue, we may never become profitable or be able to maintain any future profitability. If this were to occur, our stockholders could lose all or part of their investment.
If we do not successfully complete the asset-based debt financing initiatives we are pursuing or raise other capital, we believe that our existing cash and cash equivalents and forecasted revenue will be sufficient to fund our operations into the first half of January 2024.

We are pursuing conventional asset-based debt financing initiatives that, if consummated and together with the net proceeds from our recently completed rights offering, would provide us with working capital into the fiscal year ending March 31, 2025. There can be no assurance that we will be successful in closing the debt financing.
If we are unable to secure any additional funding, we believe that our existing cash and cash equivalents and forecasted revenue will be sufficient to fund our operations into first half of January 2024. If we do not obtain any other financing, we would need to cease operations, liquidate our assets, and may seek the protection of applicable bankruptcy laws. Because all of our liabilities are senior to our common stock in our capital structure, any such liquidation or bankruptcy would likely result in the complete loss of your investment in our common stock. Therefore, trading in our securities is highly speculative and poses substantial risks.
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
Our recurring operating losses and current operating plans raise substantial doubt about our ability to continue as a going concern for the next twelve months. We currently incur and historically have incurred losses from operations and expect to do so in the foreseeable future. During the three months ended June 30, 2023, we raised gross proceeds of $7.3 million from the exercise of warrants and $2.0 million from selling shares of our common stock in a private placement, but also used $12.2 million of cash to repay our revolving loan with Nexperia when it matured on April 4, 2023 and used $8.8 million of cash in operations. As of June 30, 2023, we had $3.3 million in cash and cash equivalents.

Even though we received $7.6 million in net proceeds from our recently completed rights offering, we will be required to engage in additional equity or debt financings to secure additional funds. If we close one or more additional equity or convertible debt financings, our stockholders may experience significant dilution of their ownership interests, the rights given to new equityholders may be superior to those of our common stockholders and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to run our business or incur additional indebtedness. The debt financing could also contain restrictive covenants that may impact how we run our business and could result in the loan being paid back in full immediately if we are in non-compliance. In addition, the current global macroeconomic environment may make it more difficult or preclude us from raising additional capital, increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity. If we are unable to raise additional capital when needed or on acceptable terms, we may not be able to, among other things:
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
We are party to a joint venture agreement with a third party for the ownership and operations of GaNovation, which wholly owns AFSW, a wafer fabrication facility located in Aizu Wakamatsu, Japan that we rely on for all of our GaN fab-wafer requirements. From August 1, 2021 to April 9, 2023, we held a 25% interest in GaNovation. Pursuant to our joint venture agreement, our interest in GaNovation increased to 32.5%, effective April 10, 2023. Accordingly, we are now responsible for 32.5% of the funding obligations and losses of AFSW through our ownership interest in GaNovation, subject to a maximum of $12.0 million for the three-year period beginning August 1, 2021. As of June 30, 2023, we had provided $6.1 million of this $12.0 million commitment to GaNovation. Since its inception, GaNovation’s primary business activity has related to the businesses of AFSW. For as long as we have had an ownership interest in AFSW, it has operated at a loss. Our share of the operating losses incurred by our joint venture during the three months ended June 30, 2023 and the years ended March 31, 2023 and 2022 was $0.9 million, $2.7 million and $4.0 million, respectively. We expect our loss in joint venture will increase during the year ended March 31, 2024 due to the increase in our ownership interest in GaNovation from 25% to 32.5%, effective April 10, 2023.
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
Our results of operations have varied from period to period, and we expect that our quarterly results of operations will continue to vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:
•our ability to raise additional financing in both the short and long-term to continue our operations;
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

We are exposed to fluctuations in foreign currency exchange rates, primarily the Japanese Yen, from our international operations. We translate revenues and other results denominated in foreign currencies into U.S. dollars for our condensed consolidated financial statements. If the U.S. dollar strengthens relative to foreign currencies, particularly the Japanese Yen, there will be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar and may distort period to period comparisons. For example, our loss from foreign currency exchange rate fluctuations was $0.5 million for each of the three months ended June 30, 2023 and 2022. While we recently began to hedge against certain exchange rate risks in an effort to minimize the impact of currency exchange rate fluctuations, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates. These hedges may not fully offset the negative impacts on our financial condition from currency exchange rate fluctuations. To the extent that these hedges are inadequate, or if there are significant currency exchange rate fluctuations in currencies for which we do not have hedges in place, our reported financial results could be materially adversely affected. Furthermore, if a financial counterparty to our hedges experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses.

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
The effects of health epidemics or pandemics could materially affect our operations globally, including at our headquarters in California and at our subsidiaries in Japan. For example, government authorities implemented numerous measures to try to contain the COVID-19 virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. During the COVID-19 pandemic, we also took precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, including requiring our employees to work remotely at times unless they could not perform their essential functions remotely and temporarily suspending all non-essential travel, which negatively impacted our customer success efforts and sales and marketing efforts during that time. As a result of the COVID-19 pandemic, some of our customers experienced delays in their internal development programs and design cycles with our GaN products, which led to postponements of their orders of our products and postponements of determinations that our products will be used in their designs for new products under development with corresponding delays in their market introduction and our achievement of revenues. We may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic.
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
We are a development stage company with 131 employees as of June 30, 2023 and are subject to the strains of ongoing development and growth, which has placed significant demands on our management and our operational and financial infrastructure. To manage any growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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

We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. For example, in connection with the audit of our consolidated financial statements for the years ended March 31, 2023 and 2022, the three-month transition period ended March 31, 2021 and the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting. We cannot predict the outcome of our testing in future periods. If we identify additional material weaknesses in the future or are unable to remediate the material weakness we currently have, our financial statements may be inaccurate and investors could lose confidence in the reliability of our financial statements, which in turn could negatively affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Capital Market.

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
Management has initiated corrective actions and procedures to remediate the identified material weakness, including hiring additional personnel with technical accounting knowledge and financial reporting experience, and has started to implement processes to support the complexity of our financial statements. We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2024. However, our ability to continue these remediation efforts is contingent upon our ability to raise significant additional funding. Remediation of the material weakness will require management attention and cause us to incur additional expenses, and is dependent on our ability to raise significant additional funding to support our operations, including these initiatives. If we fail to remediate the material weakness, or if we are unable to maintain effective controls and procedures in the future, our ability to record, process, summarize and report financial information accurately and within the time periods specified in SEC rules and forms could be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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
As of August 9, 2023, KKR Phorm Investors L.P. (“Phorm”) beneficially owned approximately 39.7% of our outstanding common stock, and our executive officers and directors, together with holders of ten percent or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 41.4% of our outstanding common stock. As a result, these stockholders, acting together, or Phorm individually, have the ability to significantly impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together or Phorm individually, have the ability to significantly impact the management and affairs of our company. Pursuant to the terms of a stockholders agreement with Phorm (the “Phorm Stockholders Agreement”), Phorm has the right to nominate (i) a majority of the board so long as it beneficially owns at least 40% of our then-outstanding shares of common stock, (ii) 33% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 20% but less than 40% of our then-outstanding shares of common stock, and (iii) 10% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 10% but less than 20% of our then-outstanding shares of common stock. Further, pursuant to the Phorm Stockholders Agreement, so long as Phorm beneficially owns 20% or more of the outstanding shares of our common stock, we will take all necessary action to cause a director nominated by Phorm to serve as chair of our board of directors.

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
Pursuant to registration statements that were declared effective by the SEC on June 19, 2020, January 27, 2021, December 1, 2021, December 27, 2021, July 13, 2022 and May 1, 2023 (collectively, the “Resale Registration Statements”), we registered shares of our common stock for resale by the stockholders named therein. Pursuant to the registration rights agreements we entered into with certain holders of our securities, subject to certain exceptions, if (i) the Resale Registration Statements cease to remain continuously effective or such holders are otherwise not permitted to utilize the Resale Registration Statements to resell their registrable securities for a period of more than 15 consecutive trading days, or (ii) trading of our common stock is suspended or halted for more than three full, consecutive trading days, we could be subject to certain liquidated damages up to a maximum amount equal to the aggregate purchase price paid by the holders for their registrable securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable

Item 5. Other Information.
None.

Item 6. Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Report	Form	Exhibit No.	Filing Date	SEC File No.
4.1	Form of Inducement Warrant to Purchase Shares of Common Stock, issued April 3, 2023		8-K	4.1	4/3/2023	001-41295
4.2	Form of Warrant to Purchase Shares of Common Stock, issued April 3, 2023		8-K	4.2	4/3/2023	001-41295
4.3	Form of Registration Rights Agreement, dated April 3, 2023		8-K	10.3	4/3/2023	001-41295
10.1	Form of Warrant Exercise Inducement Letter, dated March 31, 2023		8-K	10.1	4/3/2023	001-41295
10.2	Form of Securities Purchase Agreement, dated April 3, 2023		8-K	10.2	4/3/2023	001-41295
10.3	Transition and Separation Agreement, dated May 11, 2023, by and between the Registrant and Mario Rivas		8-K	10.1	5/12/2023	001-41295
10.4†*	Performer Agreement, dated as of May 17, 2023, by and between the Registrant and the National Security Technology Accelerator (NSTXL)		8-K	10.1	5/23/2023	001-41295
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Transphorm, Inc.

Date:	August 14, 2023	By:	/s/ Primit Parikh
Primit Parikh
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Cameron McAulay
Cameron McAulay
Chief Financial Officer
(Principal Financial and Accounting Officer)