Form 10-Q
period 2023-09-30
Transphorm, Inc.
filed 2023-11-13
CIK 1715768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 2, 2023, 62,002,968 shares of the registrant’s common stock were outstanding.

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
•If we do not successfully complete the asset-based debt financing initiatives we are pursuing or raise other capital, we believe that our existing cash and cash equivalents and forecasted revenue will be sufficient to fund our operations into the first half of January 2024.
•Our strategic review process may not result in us entering into or completing a transaction, and may not lead to increased stockholder value.
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
•Our business could be adversely affected by health epidemics or pandemics.
•An earthquake, terrorist attack or other man-made natural disaster could negatively impact our business and operating results.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Transphorm, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	September 30, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$6,152	$15,527
Restricted cash	—	500
Accounts receivable, net of allowance for doubtful accounts of $263 and $0 at September 30, 2023 and March 31, 2023, respectively, including related parties (Note 11)	4,571	4,396
Inventory	9,776	8,406
Prepaid expenses and other current assets	1,426	1,859
Total current assets	21,925	30,688
Property and equipment, net	7,857	7,890
Operating lease right-of-use assets	2,719	3,033
Goodwill	963	1,079
Intangible assets, net	173	321
Investment in joint venture	—	715
Other assets	652	726
Total assets	$34,289	$44,452

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses, including related parties (Note 11)	$6,198	$7,895
Accrued interest	—	180
Unfunded commitment in joint venture	59	—
Accrued payroll and benefits	1,557	1,458
Operating lease liabilities	525	404
Revolving credit facility	—	12,000
Total current liabilities	8,339	21,937
Operating lease liabilities, net of current portion	2,259	2,670
Other liabilities	—	230
Total liabilities	10,598	24,837
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and none issued and outstanding as of September 30, 2023 and March 31, 2023	—	—

Common stock, $0.0001 par value; 750,000,000 shares authorized as of September 30, 2023 and March 31, 2023, and 61,981,134 and 57,047,013 shares issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	6	6
Additional paid-in capital	255,249	230,272
Accumulated deficit	(229,424)	(209,236)
Accumulated other comprehensive loss	(2,140)	(1,427)
Total stockholders’ equity	23,691	19,615
Total liabilities and stockholders’ equity	$34,289	$44,452
See accompanying notes to unaudited condensed consolidated financial statements.

Transphorm, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenue, net, including related parties (Note 11)	$5,010	$3,670	$10,893	$8,826
Cost of goods sold	3,836	3,232	7,631	7,282
Gross profit	1,174	438	3,262	1,544
Operating expenses:
Research and development	3,022	1,830	5,891	3,570
Sales and marketing	1,708	1,066	3,190	2,149
General and administrative	2,942	3,044	7,458	6,361
Total operating expenses	7,672	5,940	16,539	12,080
Loss from operations	(6,498)	(5,502)	(13,277)	(10,536)
Interest expense	—	184	8	366
Loss in joint venture	721	684	1,581	1,266
Other income, net	(90)	(375)	(290)	(820)
Loss before tax expense	(7,129)	(5,995)	(14,576)	(11,348)
Tax expense	—	—	—	—
Net loss	$(7,129)	$(5,995)	$(14,576)	$(11,348)

Deemed dividend related to warrant modification and issuance of Inducement Warrants (Note 8)	—	—	5,612	—
Net loss attributable to common stockholders	$(7,129)	$(5,995)	$(20,188)	$(11,348)

Net loss per share - basic and diluted	$(0.12)	$(0.10)	$(0.33)	$(0.20)
Weighted average common shares outstanding - basic and diluted	61,138,691	56,619,662	61,071,729	55,518,297
See accompanying notes to unaudited condensed consolidated financial statements.

Transphorm, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(7,129)	$(5,995)	$(14,576)	$(11,348)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(226)	(264)	(713)	(657)
Other comprehensive loss, net of tax	(226)	(264)	(713)	(657)
Comprehensive loss	$(7,355)	$(6,259)	$(15,289)	$(12,005)
See accompanying notes to unaudited condensed consolidated financial statements.

Transphorm, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Three Months Ended September 30, 2023 and 2022
(in thousands, except share data)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
Balance at June 30, 2023	—	$—	59,374,057	$6	$247,027	$(222,295)	$(1,914)	$22,824
Restricted stock units vested	—	—	288,115	—	—	—	—	—
Restricted stock units surrendered due to net share settlement to satisfy employee tax liability	—	—	(85,796)	—	(287)	—	—	(287)
Issuance of common stock, net of issuance costs (Note 8)	—	—	2,404,758	—	7,595			7,595
Stock-based compensation	—	—	—	—	914	—	—	914
Other comprehensive loss	—	—	—	—	—	—	(226)	(226)
Net loss	—	—	—	—	—	(7,129)	—	(7,129)
Balance at September 30, 2023	—	$—	61,981,134	$6	$255,249	$(229,424)	$(2,140)	$23,691

Balance at June 30, 2022	—	$—	56,588,042	$6	$227,512	$(183,991)	$(1,589)	$41,938
Stock options exercised	—	—	9,061	—	36	—	—	36
Restricted stock units vested	—	—	30,805	—	—	—	—	—
Restricted stock units surrendered due to net share settlement to satisfy employee tax liability	—	—	(1,568)	—	(6)	—	—	(6)
Stock-based compensation	—	—	—	—	636	—	—	636
Other comprehensive loss	—	—	—	—	—	—	(264)	(264)
Net income	—	—	—	—	—	(5,995)	—	(5,995)
Balance at September 30, 2022	—	$—	56,626,340	$6	$228,178	$(189,986)	$(1,853)	$36,345
See accompanying notes to unaudited condensed consolidated financial statements.

Transphorm, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Six Months Ended September 30, 2023 and 2022
(in thousands, except share data)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
Balance at March 31, 2023	—	$—	57,047,013	$6	$230,272	$(209,236)	$(1,427)	$19,615
Restricted stock units vested	—	—	299,560	—	—	—	—	—
Restricted stock units surrendered due to net share settlement to satisfy employee tax liability	—	—	(86,045)	—	(288)	—	—	(288)
Stock warrant exercise and deemed dividend related to warrant modification, net of issuance costs (Note 8)	—	—	1,815,848	—	7,921	(753)	—	7,168
Deemed dividend related to issuance of Inducement Warrants (Note 8)	—	—	—	—	4,859	(4,859)	—	—
Issuance of common stock, net of issuance costs (Note 8)	—	—	2,904,758	—	9,569	—	—	9,569
Stock-based compensation	—	—	—	—	2,916	—	—	2,916
Other comprehensive loss	—	—	—	—	—	—	(713)	(713)
Net loss	—	—	—	—	—	(14,576)	—	(14,576)
Balance at September 30, 2023	—	$—	61,981,134	$6	$255,249	$(229,424)	$(2,140)	$23,691

Balance at March 31, 2022	—	$—	53,379,307	$5	$211,190	$(178,638)	$(1,196)	$31,361
Stock options exercised	—	—	13,422	—	56	—	—	56
Restricted stock units vested	—	—	35,180	—	—	—	—	—
Restricted stock units surrendered due to net share settlement to satisfy employee tax liability	—	—	(1,568)	—	(6)	—	—	(6)
Issuance of common stock, net of issuance costs	—	—	3,199,999	1	15,719	—	—	15,720
Stock-based compensation	—	—	—	—	1,219	—	—	1,219
Other comprehensive loss	—	—	—	—	—	—	(657)	(657)
Net loss	—	—	—	—	—	(11,348)	—	(11,348)
Balance at September 30, 2022	—	$—	56,626,340	$6	$228,178	$(189,986)	$(1,853)	$36,345
See accompanying notes to unaudited condensed consolidated financial statements.

Transphorm, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,576)	$(11,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory	139	56
Depreciation and amortization	613	465
Amortization of operating lease right-of-use assets	268	286
Provision for doubtful accounts	263	—
Stock-based compensation	2,916	1,219
Interest cost	—	4
Gain on sale of equipment	(48)	(110)
Loss in joint venture	1,581	1,266
Changes in fair value of derivative instruments	171	—
Changes in operating assets and liabilities:
Accounts receivable	(437)	941
Inventory	(1,509)	(2,692)
Prepaid expenses and other current assets	426	(97)
Other assets	74	(521)
Accounts payable, accrued expenses, and other liabilities	(2,615)	904
Deferred revenue	—	(83)
Accrued payroll and benefits	99	160
Operating lease liabilities	(245)	(263)
Net cash used in operating activities	(12,880)	(9,813)
Cash flows from investing activities:
Purchases of property and equipment	(590)	(4,026)
Proceeds from sale of equipment	48	110
Investment in joint venture	(807)	(1,537)
Net cash used in investing activities	(1,349)	(5,453)
Cash flows from financing activities:
Proceeds from stock option exercise	—	56
Proceeds from issuance of common stock	9,936	16,000
Cost associated with issuance of common stock and warrants	(117)	(280)
Payment for taxes related to net share settlement of restricted stock units	(288)	(6)
Proceeds from exercise of stock warrants	7,263	—
Loan repayment	(12,000)	—
Net cash provided by financing activities	4,794	15,770
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(440)	(443)
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,875)	61
Cash, cash equivalents and restricted cash at beginning of period	16,027	33,435
Cash and cash equivalents at end of period	6,152	33,496

Restricted cash at end of period	—	500
Cash, cash equivalents and restricted cash at end of period	$6,152	$33,996

Supplemental disclosures of cash flow information:
Interest expense paid	$188	$362
Supplemental non-cash investing activity:
Property and equipment in accounts payable and accrued expenses	$58	$—
Supplemental non-cash financing activity:
Stock warrant exercise and deemed dividend related to warrant modification	$753	$—
Deemed dividend related to issuance of Inducement Warrants	4,859	—
Rights offering costs in accounts payable and accrued liabilities	345	—
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	—	3,598
See accompanying notes to unaudited condensed consolidated financial statements.

Transphorm, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Business and Basis of Presentation
Transphorm Technology, Inc. (“Transphorm Technology”), a wholly owned subsidiary of Transphorm, Inc., was founded in 2007 to develop GaN semiconductor components used in power conversion.

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
Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, considering the Company’s working capital of $13.6 million as of September 30, 2023, historical losses (during the year ended March 31, 2023 and six months ended September 30, 2023, the Company’s net loss was $30.6 million and $14.6 million, respectively), and future expected losses, there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.
In response to the factors noted above, management intends to raise additional working capital to fund operations through the issuance of stock to investors, debt financing, and/or license of intellectual property. However, there is no assurance that the Company will be successful in raising additional capital. If the Company is unable to secure additional funding, the Company believes that its existing cash and cash equivalents and forecasted revenue will be sufficient to fund its operations into the first half of January 2024. If the Company does not obtain any other financing, the Company would need to cease operations, liquidate its assets, and may seek the protection of applicable bankruptcy laws.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended September 30, 2023, but are not necessarily indicative of the results that will be reported for the entire fiscal year or any other interim period. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted. The aforementioned unaudited condensed consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023. The consolidated balance sheet as of March 31, 2023 is derived from those audited financial statements.
Significant Accounting Policies
Descriptions of the Company’s significant accounting policies are included in Note 2 - Summary of Significant Accounting Policies in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
Accounting Standard Adopted
Financial Instruments - In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard changed the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for the Company’s fiscal year ending March 31, 2024. The Company adopted this standard effective April 1, 2023 and the adoption did not have a material effect on the condensed consolidated financial statements.
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
Loss Per Share
Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Net loss applicable to common shareholders is calculated as follows for each interim period as follows (in thousands except for number of shares):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net loss available to common shareholders	$(7,129)	$(5,995)	$(14,576)	$(11,348)
Deemed dividend related to warrant modification (Note 8)	—	—	(753)	—
Deemed dividend related to Inducement Warrants (Note 8)	—	—	(4,859)	—
Net loss attributable to common stockholders	(7,129)	(5,995)	(20,188)	(11,348)
Weighted average common shares outstanding - basic and diluted	61,138,691	56,619,662	61,071,729	55,518,297
Net loss per share	$(0.12)	$(0.10)	$(0.33)	$(0.20)

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
Excluded from diluted loss per share for the three months ended September 30, 2023 and 2022 were 1,426,944 shares and 3,643,320 shares, respectively, because their inclusion would have been antidilutive. Excluded from diluted loss per share for the six months ended September 30, 2023 and 2022 were 1,003,724 shares and 3,615,397 shares, respectively, because their inclusion would have been antidilutive.

Note 2 - Revenue Recognition
Revenue, net including related parties, disaggregated by contract type is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Commercial product and service	3,549	$3,163	6,552	$7,596
Government	1,461	507	4,341	1,230
Revenue, net	$5,010	$3,670	$10,893	$8,826

Revenue from related parties is as follows and included in Commercial product and service revenue (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Commercial product and service	$1,467	$1,428	$3,042	$3,164
Government revenue for the three and six months ended September 30, 2023 was primarily derived from a contract with the National Security Technology Accelerator (“NSTXL”) which was awarded in May 2023, in which the Company may receive up to $15.2 million over the period from the first quarter of fiscal 2024 through the third quarter of fiscal 2026 for developing and manufacturing advanced GaN epiwafer materials in accordance with statements of work, and in support of an agreement between NSTXL and the U.S. Government. As of September 30, 2023, $7.5 million of the total $15.2 million has been funded by the U.S. Government. Government revenue for the three and six months ended September 30, 2022 was primarily derived from contracts with the U.S. Navy, which ended in December 2022.

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
Significant customers are those that represent 10% or more of revenue or accounts receivable.

Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Customer A	18.6%	*	18.5%	10.4%
Customer B	*	11.2%	*	12.3%
Customer C	18.5%	30.4%	13.2%	32.7%
Customer D	*	29.8%	*	16.7%
Customer E	*	*	*	*
Customer F	29.1%	*	39.8%	*
* Less than 10% of total
Accounts receivable, by percentage, from individual customers representing 10% or more of accounts receivable are set forth in the following table:

	September 30, 2023	March 31, 2023
Customer A	17.8%	26.2%
Customer B	*	*
Customer C	14.5%	12.8%
Customer D	*	38.2%
Customer E	*	10.6%
Customer F	31.9%	*
* Less than 10% of total
Customers A and D are related parties and Customer B is a government agency. JCP Capital Management, LLC Limited (“JCP Capital”) is a majority stockholder of Customer C. See Note 5 - Investment in Joint Venture and Note 11 - Related Party Transactions. Customer F is NSTXL.

Note 4 - Balance Sheet Components
Inventory
Inventory consists of the following as of the dates presented (in thousands):

	September 30, 2023	March 31, 2023
Raw materials	$4,959	$5,167
Work in process	2,343	1,719
Sub-assembly	1,509	809
Finished goods	965	711
Total	$9,776	$8,406
Property and equipment
Property and equipment, net consist of the following as of the dates presented (in thousands):

	September 30, 2023	March 31, 2023
Machinery and equipment	$14,079	$11,124
Computer equipment and software	883	887
Furniture and fixtures	70	75
Leasehold improvements	5,095	5,069
Construction in progress	3,506	6,446
Property and equipment, gross	23,633	23,601
Less: accumulated depreciation	(15,776)	(15,711)
Property and equipment, net	$7,857	$7,890
The Company recorded depreciation and amortization expense related to property and equipment, net of $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. The Company recorded depreciation and amortization expense related to property and equipment, net of $0.5 million and $0.3 million for the six months ended September 30, 2023 and 2022, respectively.
Intangible assets
The carrying values of intangible assets as of the dates presented, respectively, consist of the following (in thousands, except years):

	September 30, 2023
	Gross	Accumulated Amortization	Foreign Exchange Rate Changes	Net	Estimated Useful Life (in years)
Patents	$2,963	$(2,790)	$—	$173	10
Developed Technology - 150 V	560	(517)	(43)	—	6
Developed Technology - 600 V	1,701	(1,570)	(131)	—	6
Total	$5,224	$(4,877)	$(174)	$173

	March 31, 2023
	Gross	Accumulated Amortization	Foreign Exchange Rate Changes	Net	Estimated Useful Life (in years)
Patents	$2,963	$(2,642)	$—	$321	10
Developed Technology - 150 V	560	(517)	(43)	—	6
Developed Technology - 600 V	1,701	(1,570)	(131)	—	6
Total	$5,224	$(4,729)	$(174)	$321
The Company recorded amortization expenses related to intangible assets of $0.1 million for each of the three and six months ended September 30, 2023 and 2022.
Estimated future amortization expenses related to intangible assets as of September 30, 2023 were as follows (in thousands):

Year Ending March 31,
2024	$148
2025	25
Total	$173

Goodwill
Changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of March 31, 2022	$1,180
Foreign currency translation adjustments	(101)
Balance as of March 31, 2023	$1,079
Foreign currency translation adjustments	(116)
Balance as of September 30, 2023	$963
There have been no impairment losses recorded to date.
Accounts payable and accrued expenses
Accounts payable and accrued expenses consist of the following as of the dates presented (in thousands):

	September 30, 2023	March 31, 2023
Accounts payable	$4,044	$2,781

Manufacturing production costs	811	506
Legal fees	305	596
Audit fees	12	318
Consulting fees	176	256
Insurance	64	—
Deposit liability	—	2,950
Other	786	488
Accrued expenses	$2,154	$5,114

Total Accounts payable and accrued expenses	$6,198	$7,895

Note 5 - Investment in Joint Venture
From April 1, 2022 through April 10, 2023, JCP Capital and Transphorm were responsible for 75% and 25%, respectively, of the funding obligations and losses of AFSW (through GaNovation). Beginning April 10, 2023, JCP Capital and Transphorm are responsible for 67.5% and 32.5%, respectively, of the funding obligations and losses of AFSW (through GaNovation). Notwithstanding this allocation of funding responsibilities, JCP Capital’s total funding obligations or investment shall not exceed $35 million and Transphorm’s total funding obligations or investment shall not exceed $12 million for the three-year period beginning August 1, 2021. As of September 30, 2023, the Company had provided $6.1 million of the Company’s $12.0 million commitment to GaNovation.

The Company’s investment activities in GaNovation for the periods presented are summarized below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Beginning Balance	$662	$339	$715	$143
Investment	—	759	807	1,537
Loss	(721)	(684)	(1,581)	(1,266)
Ending Balance	$(59)	$414	$(59)	$414
Summarized financial information of GaNovation for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Sales	$2,737	$3,211	$5,721	$6,032
Gross loss	(1,850)	(2,211)	(4,202)	(4,248)
Net loss	(2,218)	(2,703)	(4,865)	(5,154)

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
As of September 30, 2023, there were no revolving loans outstanding, as the LSA with Nexperia terminated upon repayment of the principal and interest amount in full on April 4, 2023. There was no interest expense for the three months ended September 30, 2023. For the six months ended September 30, 2023, the Company recorded interest expense of $8,000. For the three and six months ended September 30, 2022, the Company recorded interest expense of $0.2 million and $0.4 million, respectively.

Note 7 - Commitments and Contingencies
Cooperation Agreement
On December 30, 2022, and effective as of December 18, 2022, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with GaNext (Zhuhai) Technology Co., Ltd (“GaNext”). Among other things, the Cooperation Agreement calls for certain royalties including a royalty due to the Company in the event that GaNext utilizes epiwafers not provided by the Company (such royalties are based on time and volume with a minimum floor), and a royalty payable by the Company in the event the Company utilizes certain future platform that may be developed independently by GaNext (such royalties are based on time and volume, and half the amount per wafer of the royalties GaNext would pay the Company when utilizing epiwafers not provided by the Company). As of

September 30, 2023, no amounts have been earned by or due to either party and, thus, no amounts have been recorded in the condensed consolidated financial statements.
Contingencies

During the ordinary course of business, the Company may become a party to legal proceedings incidental to its business. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Legal cost is expensed as incurred.
On April 5, 2022, Joel Newman, an alleged holder of the Company’s common stock, filed a complaint in the Delaware Court of Chancery derivatively against the Company’s directors and KKR Phorm Investors L.P. (“Phorm”). On July 11, 2022, the plaintiff filed an amended complaint. Among other things, the complaint alleged that the directors and Phorm (as an alleged controlling stockholder) breached their fiduciary duties, and that Phorm was unjustly enriched, because the terms of the November 5, 2021 private placement in which Phorm participated were allegedly unfairly favorable to Phorm. Defendants moved to dismiss the complaint and, on August 31, 2023, the Court granted defendants’ motion to dismiss.

The Company is not aware of any material legal claims or assessments other than disclosed above. Although the results of litigation and claims are inherently unpredictable, management believes (in consultation with legal counsel) there was not at least a reasonable possibility that the Company had incurred a material loss with respect to any loss contingencies as of September 30, 2023 and through the issuance of these financial statements.
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

Note 8 - Stockholders’ Equity

As of September 30, 2023, 750,000,000 shares of common stock are authorized, of which 61,981,134 shares of common stock were issued and outstanding, and 5,000,000 shares of preferred stock are authorized, none of which were issued and outstanding. The Company’s Board of Directors has the ability to designate the rights, preferences and privileges for the preferred stock.
Common Stock

Common stockholders are entitled to dividends, as and when declared by the Company’s Board of Directors, subject to the priority dividend rights of the holders of any then-outstanding preferred stock. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
The Company has reserved shares of common stock for future issuance as of the date presented as follows:

September 30, 2023
Equity incentive plans	11,275,762
Common stock warrants	4,027,929
Total	15,303,691

Warrant Repricing and Issuance
On April 3, 2023, the Company entered into warrant exercise inducement offer letters with certain holders of outstanding warrants to purchase shares of the Company’s common stock (such holders, the “Exercising Holders,” and such warrants, the “Existing Warrants”), pursuant to which the Exercising Holders agreed to exercise, for cash, Existing Warrants to purchase, in the aggregate, 1,815,848 shares of the Company’s common stock, in exchange for the Company’s agreement to (i) lower the exercise price of the Existing Warrants to $4.00 per share and (ii) issue new warrants (the “Inducement Warrants”) to the Exercising Holders to purchase, in the aggregate, up to 2,269,810 shares of the Company’s common stock.
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
Private Placement of Common Stock and Warrants
On April 3, 2023, the Company entered into securities purchase agreements with two accredited investors that are affiliated with each other (the “Purchasers”) pursuant to which the Company agreed to sell to the Purchasers in a private placement (the “Private Placement”) for an aggregate purchase price of $2.0 million (i) an aggregate of 500,000 shares (the “Shares”) of the Company’s common stock at a purchase price of $4.00 per share and (ii) warrants to purchase an aggregate of 250,001 shares of the Company’s common stock (the “Warrants”). The Warrants have an exercise price of $5.00 per share, provide for a cashless exercise feature, and are exercisable until April 3, 2026.
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
The Company received $7.3 million from the exercise of the Existing Warrants by the Exercising Holders and $2.0 million from the Purchasers in the Private Placement, for total aggregate gross proceeds of approximately $9.3 million (before deducting legal costs of $0.1 million).
The following warrants to purchase common stock were outstanding as of September 30, 2023:

Number of Warrant Shares	Exercise Price	Expiration Date
650,000	$6.00	October 4, 2024
360,938	6.00	November 5, 2024
67,568	9.25	December 7, 2024
281,081	9.25	December 10, 2024
10,116	8.48	December 10, 2025
45,000	3.30	December 23, 2025
84,000	4.00	April 3, 2026
2,519,811	5.00	April 3, 2026
6,046	34.74	5 years after an initial public offering of the Company
3,369	54.41	5 years after an initial public offering of the Company
4,027,929

The following table summarizes stock warrant activity for the periods presented:

Number of Warrant Shares
Outstanding at March 31, 2023	3,323,966
Stock warrants issued	2,519,811
Stock warrants exercised	(1,815,848)
Outstanding and exercisable at September 30, 2023	4,027,929
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
The Company completed the rights offering in August 2023 and issued 2,404,758 shares of common stock, which generated approximately $7.9 million in gross proceeds (before deducting legal costs of $0.3 million).

Note 9 - Stock-Based Compensation
Out-of-Period Adjustment
For the six months ended September 30, 2023, the Company recorded a $0.4 million out-of-period adjustment to stock-based compensation expense and additional paid-in-capital related to prior periods. The adjustment was a correction of an error to properly reflect (i) the grant date fair value of awards and (ii) the straight-lining of stock-based compensation expense for graded-vested awards under ASC 718, Compensation – Stock Compensation and in accordance with the Company’s stock-based compensation expense recognition policy election. The Company assessed that this error was not material to the historical financial statements in any individual period or in the aggregate, the current interim period and its forecasted results for the full 2024 fiscal year and did not result in the previously issued financial statements being materially misstated.
Option Modification
During the six months ended September 30, 2023, the Company recognized $0.5 million in incremental compensation cost as a result of an amendment to a former employee’s option agreements to allow for an extended post termination exercise period.

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
As a result of foreign currency fluctuations, the U.S. dollar equivalent values of the Company’s foreign currency-denominated assets and liabilities change. The Company has not elected to account for these contracts as hedge instruments and as such, gains and losses on these contracts are included in other income (expense), net in the Company's condensed consolidated statements of operations, along with foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward and option contracts. During the three and six months ended September 30, 2023, the Company recognized net losses of $39,000 and $0.2 million, respectively, associated with these contracts.
As the forward contract and option model employs market observable inputs such as spot currency rates and forward points, the Company has determined that the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy.
The following table presents the fair value of derivative instruments recognized in the Company's condensed consolidated balance sheets as of September 30, 2023 (in thousands):

	Derivative Not Designated as Hedging Instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Balance Sheet
Accounts payable and accrued expenses	$106	$106	$—	$106
Net	$106	$106	$—	$106

Note 11 - Related Party Transactions
The Company entered into the following related party transactions for the periods indicated (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Joint Venture-GaNovation:
Product sale	$313	$1,094	$579	$1,472
Service fees	64	—	131	—
Inventory purchase	100	69	113	249
Fixed asset purchase	60	—	68	—
Cost of goods sold	1,194	867	2,452	1,708
Research and development expense	53	90	85	188
Consumption tax	82	77	142	219
Employee and related benefits	30	43	62	90
Yaskawa:
Revenue per a cooperation and development agreement	223	223	443	770
Nexperia:
Product sale	931	77	2,019	856
License and service fee income	—	35	—	66
Reimbursements in license maintenance fee	25	38	50	75
Interest expense	—	184	8	366
As of September 30, 2023, total due to and from related parties were as follows (in thousands):

	September 30, 2023	March 31, 2023
Due from (included in Accounts receivable, net):
Joint venture	$171	$1,713
Stockholder and noteholder	1,089	1,152
Total due from related parties	$1,260	$2,865
Due to (included in Accounts payable and accrued expenses):
Joint venture	$1,575	$968
Stockholder and noteholder	99	93
Total due to related parties	$1,674	$1,061

Note 12 - Subsequent Events
The Company has evaluated subsequent events through the issuance of these financial statements and is not aware of any material items that would require disclosure in the notes to the financial statements or would be required to be recognized as of September 30, 2023.

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
Since our inception, we have devoted substantial resources to the research and development of GaN power devices and the protection and enhancement of our intellectual property and have incurred significant operating losses. Our net loss was $14.6 million and $11.3 million for the six months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, our accumulated deficit was $229.4 million. Substantially all of our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.
Our revenue for the six months ended September 30, 2023 was $10.9 million, of which $3.0 million was from related parties. Our revenue for the six months ended September 30, 2022 was $8.8 million, of which $3.2 million was from related parties. For the six months ended September 30, 2023 and 2022, we had three and four customers, respectively, that each accounted for more than ten percent of our revenue. Together, these customers accounted for 71.5% and 72.1% of our revenues during the six months ended September 30, 2023 and 2022, respectively.
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
Recent Developments
Rights Offering
On July 5, 2023, we distributed to all holders of record of our common stock as of 5:00 p.m., Eastern Daylight Time, on June 26, 2023, for each share of common stock held as of June 26, 2023, one non-transferable subscription right. Each subscription right carried with it (i) a basic subscription right, which entitled the holder to purchase 0.07655623 of a share of common stock and (ii) an over-subscription privilege, which entitled a holder that had exercised its basic subscription right in full to subscribe for additional shares of common stock that were offered in the rights offering, to the extent other holders did not exercise their basic subscription rights in full. The subscription price was $3.30 per whole share of common stock. We completed the rights offering in August 2023 and issued 2,404,758 shares of common stock, which generated approximately $7.9 million in gross proceeds (before deducting legal costs of $0.3 million). We intend to use the net proceeds for working capital and other general corporate purposes.

We are also pursuing debt and equity financing that, if consummated and together with forecasted revenue, would provide us with working capital into the fiscal year ending March 31, 2025. However, there is no assurance that we will be successful in closing the debt financing or raising additional capital on terms acceptable to us or at all, or that we will achieve our revenue forecasts. If we are unable to secure any additional funding, we believe that our existing cash and cash equivalents and forecasted revenue will be sufficient to fund our operations into the first half of January 2024. If we do not obtain any other financing, we would need to cease operations, liquidate our assets, and may seek the protection of applicable bankruptcy laws. Because all of our liabilities are senior to our common stock in our capital structure, any such liquidation or bankruptcy would likely result in the complete loss of your investment in our common stock. Therefore, trading in our securities is highly speculative and poses substantial risks. All statements contained herein regarding our future strategy, operations and potential growth are contingent upon our ability to obtain additional financing through the successful execution of our debt financing initiatives, or otherwise.
As previously announced, we are engaged in a strategic review of opportunities to enhance stockholder value which may include, among other things, strategic partnerships with third parties with equity or debt investment, a sale of the Company or certain of our assets, strategic licensing or other financing alternatives. Our strategic plans are not yet finalized and are subject to market conditions and other uncertainties. There can be no assurance that any strategic review will be successful, that it will result in a transaction on terms acceptable to us or our stockholders, or at all, or will result in increased stockholder value.
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
Other Income, Net
Other income, net of other expenses, consists primarily of interest income and income generated from subleasing a portion of our research and development facility located in California.
Tax Expense
Tax expense consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business.

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2023	2022	Amount	Percentage
Revenue, net	$5,010	$3,670	$1,340	36.5%
Cost of goods sold	3,836	3,232	604	18.7%
Gross profit	1,174	438	736	168.0%
Operating expenses:
Research and development	3,022	1,830	1,192	65.1%
Sales and marketing	1,708	1,066	642	60.2%
General and administrative	2,942	3,044	(102)	(3.4)%
Total operating expenses	7,672	5,940	1,732	29.2%
Loss from operations	(6,498)	(5,502)	(996)	18.1%
Interest expense	—	184	(184)	(100.0)%
Loss in joint venture	721	684	37	5.4%
Other income, net	(90)	(375)	285	(76.0)%
Loss before tax expense	(7,129)	(5,995)	(1,134)	18.9%
Tax expense	—	—	—
Net loss	$(7,129)	$(5,995)	$(1,134)	18.9%
Revenue increased $1.3 million, or 36.5%, to $5.0 million for the three months ended September 30, 2023 from $3.7 million for the same period in 2022. The increase is due primarily to a $1.0 million increase in government contract revenue resulting from the NSTXL contract awarded in May 2023, combined with a $0.4 million increase in commercial product and services revenue as compared to the same period in 2022.

Cost of goods sold increased $0.6 million, or 18.7%, to $3.8 million for the three months ended September 30, 2023 from $3.2 million for the same period in 2022, due primarily to costs directly associated with increased sales.
Gross profit increased $0.7 million, or 168.0%, to $1.2 million for the three months ended September 30, 2023 from $0.4 million for the same period in 2022. Gross profit margin increased 11.5% to 23.4% for the three months ended September 30, 2023 from 11.9% for the same period in 2022. The increase is due primarily to an increase in government contract revenue associated with the NSTXL contract awarded in May 2023.
Research and development expense increased $1.2 million, or 65.1%, to $3.0 million for the three months ended September 30, 2023 from $1.8 million for the same period in 2022, due primarily to a $0.7 million increase in employee payroll costs resulting from increased research and development activities and a $0.2 million increase in stock-based compensation.
Sales and marketing expense increased $0.6 million, or 60.2%, to $1.7 million for the three months ended September 30, 2023 from $1.1 million for the same period in 2022, due primarily to an increase in costs related to payroll expense.

General and administrative expense decreased $0.1 million, or 3.4%, to $2.9 million for the three months ended September 30, 2023 from $3.0 million for the same period in 2022, due primarily to a reduction in legal and payroll costs, partially offset by an increase in bad debt expense.

There was no interest expense recorded for the three months ended September 30, 2023, as we repaid the outstanding amount of the revolving credit facility with Nexperia in full on April 4, 2023. Interest expense was $0.2 million for the revolving credit facility for the same period in 2022.

Loss in joint venture was $0.7 million for each of the three months ended September 30, 2023 and 2022.

Other income, net was $0.1 million for the three months ended September 30, 2023 compared to $0.4 million for the same period in 2022, due primarily to a decrease in sublease income as a result of the amendment of our subleasing contract during the current quarter.

Comparison of the Six Months Ended September 30, 2023 and 2022
The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated (in thousands, except percentages):

	Six Months Ended September 30,		Change
	2023	2022	Amount	Percentage
Revenue, net	$10,893	$8,826	$2,067	23.4%
Cost of goods sold	7,631	7,282	349	4.8%
Gross profit	3,262	1,544	1,718	111.3%
Operating expenses:
Research and development	5,891	3,570	2,321	65.0%
Sales and marketing	3,190	2,149	1,041	48.4%
General and administrative	7,458	6,361	1,097	17.2%
Total operating expenses	16,539	12,080	4,459	36.9%
Loss from operations	(13,277)	(10,536)	(2,741)	26.0%
Interest expense	8	366	(358)	(97.8)%
Loss in joint venture	1,581	1,266	315	24.9%
Other income, net	(290)	(820)	530	(64.6)%
Loss before tax expense	(14,576)	(11,348)	(3,228)	28.4%
Tax expense	—	—	—
Net loss	$(14,576)	$(11,348)	$(3,228)	28.4%
Revenue increased $2.1 million, or 23.4%, to $10.9 million for the six months ended September 30, 2023 from $8.8 million for the same period in 2022. The increase is due primarily to a $3.1 million increase in government contract revenue resulting from the NSTXL contract awarded in May 2023, offset by a $1.0 million decrease in commercial product and services revenue, due primarily to a reduction in sales volume of commercial products.
Cost of goods sold increased $0.3 million, or 4.8%, to $7.6 million for the six months ended September 30, 2023 from $7.3 million for the same period in 2022, due primarily to a larger reduction in service revenue which carries a higher margin in comparison to commercial product revenue.
Gross profit increased $1.7 million, or 111.3%, to $3.3 million for the six months ended September 30, 2023 from $1.5 million for the same period in 2022. Gross profit margin increased 12.5% to 29.9% for the six months ended September 30, 2023 from 17.5% for the same period in 2022, due primarily to the increase in government contract revenue associated with the NSTXL contract awarded in May 2023.
Research and development expense increased $2.3 million, or 65.0%, to $5.9 million for the six months ended September 30, 2023 from $3.6 million for the same period in 2022, due primarily to a $1.6 million increase in employee payroll costs resulting from increased research and development activities and a $0.5 million increase in stock-based compensation expense primarily resulting from an out-of-period adjustment.

Sales and marketing expense increased $1.0 million, or 48.4%, to $3.2 million for the six months ended September 30, 2023 from $2.1 million for the same period in 2022, due primarily to an increase in costs related to payroll and stock-based compensation expense.

General and administrative expense increased $1.1 million, or 17.2%, to $7.5 million for the six months ended September 30, 2023 from $6.4 million for the same period in 2022, due primarily to a $1.0 million increase in stock-based compensation expense resulting from an out-of-period adjustment and option modification, and a $0.3 million increase in bad debt expense, partially offset by a reduction in payroll and legal expenses.

Interest expense was $8,000 for our revolving credit facility with Nexperia for the six months ended September 30, 2023, as we repaid the outstanding amount in full on April 4, 2023. Interest expense was $0.4 million for the revolving credit facility for the same period in 2022.

Loss in joint venture was $1.6 million for the six months ended September 30, 2023, compared with $1.3 million for the same period in 2022 due to an increase in our percentage ownership of the joint venture that owns AFSW.

Other income, net was $0.3 million for the six months ended September 30, 2023 compared to $0.8 million for the same period in 2022, due primarily to a decrease in sublease income as a result of the amendment of our subleasing contract during the current quarter.
Liquidity and Capital Resources
Our principal sources of liquidity have been cash generated by issuing stock and promissory notes and, more recently, cash generated from sales. During the six months ended September 30, 2023, we raised gross proceeds of $7.3 million from the exercise of warrants, $2.0 million from selling shares of our common stock in a private placement, and $7.9 million from selling shares of our common stock in the rights offering, but also used $12.2 million of cash to repay the revolving loan with Nexperia when it matured on April 4, 2023 and used $12.9 million of cash in operations.
As of September 30, 2023, we had cash and cash equivalents of $6.2 million, other current assets of $15.8 million and current liabilities of $8.3 million, resulting in working capital of $13.6 million.
Management plans to raise additional working capital to fund operations through the issuance of stock to investors, debt financing, and/or license of intellectual property. We are pursuing conventional debt and equity financing that, if consummated and together with forecasted revenue, would provide us with working capital into the fiscal year ending March 31, 2025. However, there is no assurance that we will be successful in closing the debt financing or raising additional capital on terms acceptable to us or at all, or that we will achieve our revenue forecasts. If we are unable to raise additional capital, we believe that our existing cash and cash equivalents and forecasted revenue will be sufficient to fund our operations into the first half of January 2024. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, considering our working capital, historical net losses, and future expected losses, there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.
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
As previously announced, we are engaged in a strategic review of opportunities to enhance stockholder value which may include, among other things, strategic partnerships with third parties with equity or debt investment, a sale of the Company or certain of our assets, strategic licensing, or other financing alternatives. Our strategic plans are not yet finalized and are subject to market conditions and other uncertainties. There can be no assurance that any strategic review will be successful, that it will result in a transaction on terms acceptable to us or our stockholders, or at all, or will result in increased stockholder value. If we are unable to successfully execute our strategic review, or enter into a transaction on acceptable terms, we may be required to delay, limit or terminate our operations or restructure our liabilities, including potentially under the protection of applicable bankruptcy laws.
The accompanying condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of the above uncertainties.
Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Six Months Ended September 30,		Change
	2023	2022
Net cash (used in) provided by:
Operating activities	$(12,880)	$(9,813)	$(3,067)
Investing activities	(1,349)	(5,453)	4,104
Financing activities	4,794	15,770	(10,976)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(440)	(443)	3
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(9,875)	$61	$(9,936)
Operating Activities

Net cash used in operating activities was $12.9 million and $9.8 million for the six months ended September 30, 2023 and 2022, respectively. The increase of $3.1 million was attributable primarily to a $3.2 million increase in net loss, a $3.5 million decrease in accounts payable, accrued expenses and other liabilities, and a $1.4 million increase in accounts receivable, offset by a $1.7 million increase in stock-based compensation, $1.2 million decrease in inventory, and a $0.6 million decrease in other assets.
Investing Activities
Net cash used in investing activities was $1.3 million and $5.5 million for the six months ended September 30, 2023 and 2022, respectively. The decrease of $4.1 million was attributable primarily to a $3.4 million decrease in purchases of property and equipment and a $0.7 million decrease in investment in joint venture.

Financing Activities
Net cash provided by financing activities was $4.8 million and $15.8 million for the six months ended September 30, 2023 and 2022, respectively. The decrease of $11.0 million was attributable to the repayment of the Nexperia revolving facility of $12.0 million and a decrease of $6.1 million in the proceeds from the sale of our common stock, offset by $7.3 million of proceeds from the exercise of warrants in comparison to the same period in 2022.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, management, including our chief executive officer and our chief financial officer, concluded that as of September 30, 2023, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting.

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

On April 5, 2022, Joel Newman, an alleged holder of our common stock, filed a complaint in the Delaware Court of Chancery derivatively against our directors and KKR Phorm Investors L.P. (“Phorm”). On July 11, 2022, plaintiff filed an amended complaint. Among other things, the complaint alleges that the directors and Phorm (as an alleged controlling stockholder) breached their fiduciary duties, and that Phorm was unjustly enriched, because the terms of the November 5, 2021 private placement in which Phorm participated were allegedly unfairly favorable to Phorm. Defendants moved to dismiss the complaint and, on August 31, 2023, the Court granted defendants’ motion to dismiss.

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
Since our inception in 2007, we have generated minimal revenue and substantial net losses as we have devoted our resources to the development of our technology, and our business model has not been proven. As of September 30, 2023, we had an accumulated deficit of $229.4 million. For the six months ended September 30, 2023 and 2022, our net loss was $14.6 million and $11.3 million, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in our infrastructure and the research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses. Our revenue growth may be slower than anticipated or our revenue may decline for a number of other reasons, including slower growth of, or reduced demand for, GaN power management solutions, increased competition, or any failure to capitalize on growth opportunities. If we are unable to generate sufficient revenue, we may never become profitable or be able to maintain any future profitability. If this were to occur, our stockholders could lose all or part of their investment.
If we do not successfully complete the debt financing initiatives we are pursuing or raise other capital, we believe that our existing cash and cash equivalents and forecasted revenue will be sufficient to fund our operations into the first half of January 2024.
We are pursuing conventional debt financing initiatives that, if consummated and together with forecasted revenue, would provide us with working capital into the fiscal year ending March 31, 2025. There can be no assurance that we will be successful in closing the debt financing or that we will achieve our revenue forecasts.

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
Our strategic review process may not result in us entering into or completing a transaction, and may not lead to increased stockholder value.
As previously announced, we are engaged in a strategic review of opportunities to enhance stockholder value which may include, among other things, strategic partnerships with third parties with equity or debt investment, a sale of the Company or certain of our assets, strategic licensing, or other financing alternatives. Our strategic plans are not yet finalized and are subject to market conditions, the interest of third parties in a potential transaction with us, and other uncertainties. There can be no assurance that our strategic review process will be successful, will result in a transaction on terms acceptable to us or our stockholders, or at all, or will result in increased stockholder value. Further, our strategic review process could be time consuming, require us to incur significant costs, negatively impact our ability to attract, retain and motivate key employees, and expose us to potential litigation in connection with the process or any resulting transaction. In addition, speculation regarding any developments related to our strategic review process and perceived uncertainties related to our future could cause our stock price to fluctuate significantly.
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
Our recurring operating losses and current operating plans raise substantial doubt about our ability to continue as a going concern for the next twelve months. We currently incur and historically have incurred losses from operations and expect to do so in the foreseeable future. During the six months ended September 30, 2023, we raised gross proceeds of $7.3 million from the exercise of warrants, $2.0 million from selling shares of our common stock in a private placement, and $7.9 million from selling shares of our common stock in the rights offering, but also used $12.2 million of cash to repay our revolving loan with Nexperia when it matured on April 4, 2023 and used $12.9 million of cash in operations. As of September 30, 2023, we had $6.2 million in cash and cash equivalents.

We will be required to engage in additional equity or debt financings to secure additional funds. If we close one or more additional equity or convertible debt financings, our stockholders may experience significant dilution of their ownership interests, the rights given to new equityholders may be superior to those of our common stockholders and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to run our business or incur additional indebtedness. Any debt financing could also contain restrictive covenants that may impact how we run our business and could result in the loan being paid back in full immediately if we are in non-compliance. In addition, the current global macroeconomic environment may make it more difficult or preclude us from raising additional capital, increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity. If we are unable to raise additional capital when needed or on acceptable terms, we may not be able to, among other things:
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
We are party to a joint venture agreement with a third party for the ownership and operations of GaNovation, which wholly owns AFSW, a wafer fabrication facility located in Aizu Wakamatsu, Japan that we rely on for all of our GaN fab-wafer requirements. From August 1, 2021 to April 9, 2023, we held a 25% interest in GaNovation. Pursuant to our joint venture agreement, our interest in GaNovation increased to 32.5%, effective April 10, 2023. Accordingly, we are currently responsible for 32.5% of the funding obligations and losses of AFSW through our ownership interest in GaNovation, subject to a maximum of $12.0 million for the three-year period beginning August 1, 2021. As of September 30, 2023, we have provided $6.1 million of this $12.0 million commitment to GaNovation. Since its inception, GaNovation’s primary business activity has related to the businesses of AFSW. For as long as we have had an ownership interest in AFSW, it has operated at a loss. Our share of the operating losses incurred by our joint venture during the six months ended September 30, 2023 and the years ended March 31, 2023 and 2022 was $1.6 million, $2.7 million and $4.0 million, respectively. We expect our loss in joint venture will increase during the year ended March 31, 2024 as compared to the year ended March 31, 2023 due to the increase in our ownership interest in GaNovation from 25% to 32.5%, effective April 10, 2023.
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

We are exposed to fluctuations in foreign currency exchange rates, primarily the Japanese Yen, from our international operations. We translate revenues and other results denominated in foreign currencies into U.S. dollars for our condensed consolidated financial statements. If the U.S. dollar strengthens relative to foreign currencies, particularly the Japanese Yen, there will be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar and may distort period to period comparisons. For example, our loss from foreign currency exchange rate fluctuations was $0.7 million for each of the six months ended September 30, 2023 and 2022. While we recently began to hedge against certain exchange rate risks in an effort to minimize the impact of currency exchange rate fluctuations, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates. These hedges may not fully offset the negative impacts on our financial condition from currency exchange rate fluctuations. To the extent that these hedges are inadequate, or if there are significant currency exchange rate fluctuations in currencies for which we do not have hedges in place, our reported financial results could be materially adversely affected. Furthermore, if a financial counterparty to our hedges experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses.

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
We are a development stage company with 129 employees as of September 30, 2023 and are subject to the strains of ongoing development and growth, which has placed significant demands on our management and our operational and financial infrastructure. To manage any growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and compliance with these rules and regulations will require us to continue to hire additional financial reporting, internal controls and other finance personnel, and will continue to involve a material increase in regulatory, legal and accounting expenses and the attention of our board of directors and management. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our board of directors.

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
As of November 2, 2023, KKR Phorm Investors L.P. (“Phorm”) beneficially owned approximately 39.7% of our outstanding common stock, and our executive officers and directors, together with holders of ten percent or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 41.6% of our outstanding common stock. As a result, these stockholders, acting together, or Phorm individually, have the ability to significantly impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together or Phorm individually, have the ability to significantly impact the management and affairs of our company. Pursuant to the terms of a stockholders agreement with Phorm (the “Phorm Stockholders Agreement”), Phorm has the right to nominate (i) a majority of the board so long as it beneficially owns at least 40% of our then-outstanding shares of common stock, (ii) 33% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 20% but less than 40% of our then-outstanding shares of common stock, and (iii) 10% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 10% but less than 20% of our then-outstanding shares of common stock. Further, pursuant to the Phorm Stockholders Agreement, so long as Phorm beneficially owns 20% or more of the outstanding shares of our common stock, we will take all necessary action to cause a director nominated by Phorm to serve as chair of our board of directors.

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
Pursuant to registration statements that were declared effective by the SEC on January 27, 2021, December 1, 2021, December 27, 2021, July 13, 2022 and May 1, 2023 (collectively, the “Resale Registration Statements”), we registered shares of our common stock for resale by the stockholders named therein. Pursuant to the registration rights agreements we entered into with certain holders of our securities, subject to certain exceptions, if (i) the Resale Registration Statements cease to remain continuously effective or such holders are otherwise not permitted to utilize the Resale Registration Statements to resell their registrable securities for a period of more than 15 consecutive trading days, or (ii) trading of our common stock is suspended or halted for more than three full, consecutive trading days, we could be subject to certain liquidated damages up to a maximum amount equal to the aggregate purchase price paid by the holders for their registrable securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable

Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name (Title)	Action Taken	Date Action Taken	Type of Trading Arrangement(1)	Duration(2)	Aggregate Number of Securities Subject to Trading Arrangement
Katharina McFarland (Director)	Adopt	8/17/2023	Rule 10b5-1 Trading Arrangement	10/15/2024	Indeterminable(3)
Kelly Smales (Director)	Adopt	8/17/2023	Rule 10b5-1 Trading Arrangement	10/15/2024	Indeterminable(4)
(1)    Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
(2)    Each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” permits transactions to begin only upon expiration of the applicable mandatory cooling-off period under the Rule.
(3)    This trading arrangement provides for the sale of up to (i) 30,937 shares of common stock issuable upon exercise of outstanding stock options held by Ms. McFarland, and (ii) 35% of an indeterminable number of shares of common stock to be received upon the vesting of restricted stock units (“RSUs”) that may be awarded to Ms. McFarland, after the date on which the trading arrangement was adopted, pursuant to the Company’s Outside Director Compensation Policy (the “Compensation Policy”). The actual number of RSUs that may be awarded to Ms. McFarland pursuant to the Compensation Policy will depend on Ms. McFarland’s continued service on the Company’s board of directors, the Company’s closing stock price on the date an RSU is awarded, and the dollar value of each RSU award that is received in lieu of cash compensation for serving, as applicable, as Chair of the Board, Lead Independent Director or as the chair or a member of a committee of the Board.
(4)    This trading arrangement provides for the sale of up to (i) 4,375 shares of common stock held by Ms. Smales, (ii) 3,720 shares of common stock issuable the vesting of outstanding RSUs held by Ms. Smales, and (iii) 35% of an indeterminable number of shares of common stock to be received upon the vesting of RSUs that may be awarded to Ms. Smales, after the date on which the trading arrangement was adopted, pursuant to the Compensation Policy. The actual number of RSUs that may be awarded to Ms. Smales pursuant to the Compensation Policy will depend on Ms. Smales’s continued service on the Company’s board of directors, the Company’s closing stock price on the date an RSU is awarded, and the dollar value of each RSU award that is received in lieu of cash compensation for serving, as applicable, as Chair of the Board, Lead Independent Director or as the chair or a member of a committee of the Board.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Report	Form	Exhibit No.	Filing Date	SEC File No.
10.1	Transphorm, Inc. Key Executive Change in Control and Severance Plan		8-K	10.1	July 27, 2023	001-41295
10.2	Transphorm, Inc. Executive Incentive Compensation Plan		8-K	10.1	August 8, 2023	001-41295
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transphorm, Inc.

Date:	November 13, 2023	By:	/s/ Primit Parikh
Primit Parikh
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Cameron McAulay
Cameron McAulay
Chief Financial Officer
(Principal Financial and Accounting Officer)