Form 10-Q
period 2023-12-31
Transphorm, Inc.
filed 2024-02-20
CIK 1715768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of February 6, 2024, 63,266,180 shares of the registrant’s common stock were outstanding.

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
•We face risks related to our proposed acquisition by Renesas Electronics America Inc., including the possibility that the merger agreement is terminated prior to the completion of the merger, diversion of management’s attention, disruption of our relationships with third parties and employees, restrictions on our business activities and potential litigation related to the merger.
•We have a history of losses, anticipate increasing our operating expenses and capital expenditures in the future, and may not be able to achieve or maintain profitability.
•Our ability to continue as a going concern will depend on us being able to raise significant additional capital to fund our operations, and this capital may be unavailable on attractive terms, if at all, and could dilute your investment.
•Our joint venture arrangement involves numerous risks, including risks relating to the lack of full control of the joint venture, potential disagreements with our joint venture partner about how to manage the joint venture, conflicting interests of the joint venture, completion of audit requirements under SEC rules, requirements to fund the joint venture and its business not being profitable.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Transphorm, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	December 31, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$7,951	$15,527
Restricted cash	—	500
Accounts receivable, net of allowance for doubtful accounts of $263 and $0 at December 31, 2023 and March 31, 2023, respectively, including related parties (Note 11)	1,721	4,396
Inventory	10,005	8,406
Prepaid expenses and other current assets	1,275	1,859
Total current assets	20,952	30,688
Property and equipment, net	7,679	7,890
Operating lease right-of-use assets	2,311	3,033
Goodwill	1,020	1,079
Intangible assets, net	99	321
Investment in joint venture	—	715
Other assets	601	726
Total assets	$32,662	$44,452

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses, including related parties (Note 11)	$9,306	$7,895
Deferred revenue	10	—
Accrued interest	—	180
Unfunded commitment in joint venture	1,296	—
Accrued payroll and benefits	1,430	1,458
Operating lease liabilities	368	404
Revolving credit facility	—	12,000
Total current liabilities	12,410	21,937
Operating lease liabilities, net of current portion	2,002	2,670
Other liabilities	—	230
Total liabilities	14,412	24,837
Commitments and contingencies (Note 7)
Stockholders’ equity:

Preferred stock, $0.0001 par value; 5,000,000 shares authorized and none issued and outstanding as of December 31, 2023 and March 31, 2023	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized as of December 31, 2023 and March 31, 2023, and 63,195,948 and 57,047,013 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	6	6
Additional paid-in capital	262,319	230,272
Accumulated deficit	(242,146)	(209,236)
Accumulated other comprehensive loss	(1,929)	(1,427)
Total stockholders’ equity	18,250	19,615
Total liabilities and stockholders’ equity	$32,662	$44,452
See accompanying notes to unaudited condensed consolidated financial statements.

Transphorm, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenue, net, including related parties (Note 11)	$4,670	$4,493	$15,563	$13,319
Cost of goods sold	4,595	7,162	12,226	14,444
Gross profit (loss)	75	(2,669)	3,337	(1,125)
Operating expenses:
Research and development	2,839	2,325	8,730	5,895
Sales and marketing	1,745	1,447	4,935	3,596
General and administrative	4,412	3,457	11,870	9,818
Total operating expenses	8,996	7,229	25,535	19,309
Loss from operations	(8,921)	(9,898)	(22,198)	(20,434)
Interest expense	—	184	8	550
Loss in joint venture	978	799	2,559	2,065
Other expense (income), net	102	(421)	(188)	(1,241)
Loss before tax expense	(10,001)	(10,460)	(24,577)	(21,808)
Tax expense	—	—	—	—
Net loss	$(10,001)	$(10,460)	$(24,577)	$(21,808)

Deemed dividend related to warrant modification and issuance of Inducement Warrants (Note 8)	2,721	—	8,333	—
Net loss attributable to common stockholders	$(12,722)	$(10,460)	$(32,910)	$(21,808)

Net loss per share - basic and diluted	$(0.20)	$(0.18)	$(0.54)	$(0.38)
Weighted average common shares outstanding - basic and diluted	62,183,843	56,739,450	61,458,945	55,926,828
See accompanying notes to unaudited condensed consolidated financial statements.

Transphorm, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net loss	$(10,001)	$(10,460)	$(24,577)	$(21,808)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	211	521	(502)	(136)
Other comprehensive loss (income), net of tax	211	521	(502)	(136)
Comprehensive loss	$(9,790)	$(9,939)	$(25,079)	$(21,944)
See accompanying notes to unaudited condensed consolidated financial statements.

Transphorm, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Three Months Ended December 31, 2023 and 2022
(in thousands, except share data)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
Balance at September 30, 2023	—	$—	61,981,134	$6	$255,249	$(229,424)	$(2,140)	$23,691
Restricted stock units vested	—	—	176,380	—	—	—	—	—
Restricted stock units surrendered due to net share settlement to satisfy employee tax liability	—	—	(30,838)	—	(86)	—	—	(86)
Stock warrant exercise and deemed dividend related to warrant modification, net of issuance costs (Note 8)	—	—	1,069,272	—	3,763	(837)	—	2,926
Deemed dividend related to issuance of Inducement Warrants (Note 8)	—	—	—	—	1,884	(1,884)	—	—
Issuance of common stock, net of issuance costs (Note 8)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,509	—	—	1,509
Other comprehensive loss	—	—	—	—	—	—	211	211
Net loss	—	—	—	—	—	(10,001)	—	(10,001)
Balance at December 31, 2023	—	$—	63,195,948	$6	$262,319	$(242,146)	$(1,929)	$18,250

Balance at September 30, 2022	—	$—	56,626,340	$6	$228,178	$(189,986)	$(1,853)	$36,345
Stock options exercised	—	—	154,904	—	653	—	—	653
Restricted stock units vested	—	—	80,551	—	—	—	—	—
Restricted stock units surrendered due to net share settlement to satisfy employee tax liability	—	—	(52)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,123	—	—	1,123
Other comprehensive income	—	—	—	—	—	—	521	521
Net loss	—	—	—	—	—	(10,460)	—	(10,460)
Balance at December 31, 2022	—	$—	56,861,743	$6	$229,954	$(200,446)	$(1,332)	$28,182

See accompanying notes to unaudited condensed consolidated financial statements.

Transphorm, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Nine Months Ended December 31, 2023 and 2022
(in thousands, except share data)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
Balance at March 31, 2023	—	$—	57,047,013	$6	$230,272	$(209,236)	$(1,427)	$19,615
Restricted stock units vested	—	—	475,940	—	—	—	—	—
Restricted stock units surrendered due to net share settlement to satisfy employee tax liability	—	—	(116,883)	—	(374)	—	—	(374)
Stock warrant exercise and deemed dividend related to warrant modification, net of issuance costs (Note 8)	—	—	2,885,120	—	11,684	(1,590)	—	10,094
Deemed dividend related to issuance of Inducement Warrants (Note 8)	—	—	—	—	6,743	(6,743)	—	—
Issuance of common stock, net of issuance costs (Note 8)	—	—	2,904,758	—	9,569	—	—	9,569
Stock-based compensation	—	—	—	—	4,425	—	—	4,425
Other comprehensive loss	—	—	—	—	—	—	(502)	(502)
Net loss	—	—	—	—	—	(24,577)	—	(24,577)
Balance at December 31, 2023	—	$—	63,195,948	$6	$262,319	$(242,146)	$(1,929)	$18,250

Balance at March 31, 2022	—	$—	53,379,307	$5	$211,190	$(178,638)	$(1,196)	$31,361
Stock options exercised	—	—	168,326	—	709	—	—	709
Restricted stock units vested	—	—	115,731	—	—	—	—	—
Restricted stock units surrendered due to net share settlement to satisfy employee tax liability	—	—	(1,620)	—	(6)	—	—	(6)
Issuance of common stock, net of issuance costs	—	—	3,199,999	1	15,719	—	—	15,720
Stock-based compensation	—	—	—	—	2,342	—	—	2,342
Other comprehensive loss	—	—	—	—	—	—	(136)	(136)
Net loss	—	—	—	—	—	(21,808)	—	(21,808)
Balance at December 31, 2022	—	$—	56,861,743	$6	$229,954	$(200,446)	$(1,332)	$28,182
See accompanying notes to unaudited condensed consolidated financial statements.

Transphorm, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(24,577)	$(21,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory	332	2,810
Depreciation and amortization	913	719
Reduction in the carrying amount of right-of-use assets	396	425
Provision for doubtful accounts	263	—
Impairment of long-lived assets	208	—
Stock-based compensation	4,425	2,342
Interest cost	—	4
Gain on sale of equipment	(48)	(110)
Loss in joint venture	2,559	2,065
Changes in fair value of derivative instruments	169	75
Changes in operating assets and liabilities:
Accounts receivable	2,404	(1,221)
Inventory	(2,047)	(3,956)
Prepaid expenses and other current assets	613	401
Other assets	146	(504)
Accounts payable, accrued expenses, and other liabilities	300	428
Deferred revenue	10	(346)
Accrued payroll and benefits	(20)	486
Operating lease liabilities	(406)	(392)
Net cash used in operating activities	(14,360)	(18,582)
Cash flows from investing activities:
Purchases of property and equipment	(623)	(5,633)
Proceeds from sale of equipment	48	110
Investment in joint venture	(807)	(2,569)
Net cash used in investing activities	(1,382)	(8,092)
Cash flows from financing activities:
Proceeds from stock option exercise	—	709
Proceeds from issuance of common stock	9,936	16,000
Cost associated with issuance of common stock and warrants	(123)	(280)
Payment for taxes related to net share settlement of restricted stock units	(374)	(6)
Proceeds from exercise of stock warrants	10,257	—
Loan repayment	(12,000)	—
Net cash provided by financing activities	7,696	16,423
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(30)	(35)
Net decrease in cash, cash equivalents and restricted cash	(8,076)	(10,286)
Cash, cash equivalents and restricted cash at beginning of period	16,027	33,935
Cash, cash equivalents and restricted cash at end of period	$7,951	$23,649

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$7,951	$23,149
Restricted cash	—	500
Cash, cash equivalents and restricted cash at end of period	$7,951	$23,649

Supplemental disclosures of cash flow information:
Interest expense paid	$188	$546
Supplemental non-cash investing activity:
Property and equipment in accounts payable and accrued expenses	$185	$—
Supplemental non-cash financing activity:
Stock warrant exercise and deemed dividend related to warrant modification	$1,590	$—
Deemed dividend related to issuance of Inducement Warrants	6,743	—
Rights offering and warrant repricing costs in accounts payable and accrued liabilities	409	—
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	—	3,598
Remeasurement of operating lease right-of-use assets and liabilities for lease modification	(300)	—
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
Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.
The Company has incurred significant operating losses since its formation. During the nine months ended December 31, 2023 and 2022, the Company incurred a net loss of $24.6 million and $21.8 million, respectively, and used $14.4 million and $18.6 million of cash in operating activities, respectively. As of December 31, 2023, the Company had cash of $8.0 million, an accumulated deficit of $242.1 million, and working capital of $8.5 million. Net losses are expected to continue until the Company reaches the necessary scale to generate net cash inflow from operations. Accordingly, the Company has historically relied on the issuance of stock to investors, debt financing, and the license of intellectual property to fund its operations.
On January 10, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Renesas Electronics America Inc., a California corporation (“Parent”), Travis Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), and Renesas Electronics Corporation, a Japanese corporation (solely for the purposes set forth in Section 9.17 of the Merger Agreement) (“Guarantor”), pursuant to which Merger Sub will merge with and into Transphorm, with Transphorm surviving the merger as a wholly owned subsidiary of Parent (the “Merger”). Completion of the Merger is subject to customary closing conditions set forth in the Merger Agreement, including, among other things: (1) the adoption of the Merger Agreement by the holders of a majority of the voting power of the outstanding shares of our common stock; (2) the absence of any law or order preventing or making illegal the consummation of the Merger; and (3) certain specified regulatory clearances.
While the Company expects the Merger Agreement to close in the second half of 2024, there is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. If the Company does not obtain any other financing, the Company would need to cease operations, liquidate its assets, and may seek the protection of applicable bankruptcy laws.
Given the Company’s current liquidity, cash burn rate and capital readily available, management has concluded there is substantial doubt regarding the Company's ability to continue as a going concern within one year from the issuance date of the Company’s condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended December 31, 2023, but are not necessarily indicative of the results that will be reported for the entire fiscal year or any other interim period. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted. The aforementioned unaudited condensed consolidated financial statements are prepared in conformity with GAAP and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023. The consolidated balance sheet as of March 31, 2023 is derived from those audited financial statements.
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
Recently Issued Accounting Standards under Evaluation
Income Taxes - In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The amendments in this ASU enhance transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregation by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 for public business entities. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and the adoption is not expected to have a significant impact on the consolidated financial statements.
Segment Reporting - In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments introduce a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker (CODM), extend certain annual disclosures to interim periods, and require that a public entity that has a single reportable segment provide all the disclosures required by the amendment and all existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and the adoption is not expected to have a significant impact on the consolidated financial statements.
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
Loss Per Share
Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Net loss applicable to common stockholders is calculated for each interim period as follows (in thousands except for number of shares):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net loss available to common stockholders	$(10,001)	$(10,460)	$(24,577)	$(21,808)
Deemed dividend related to warrant modification (Note 8)	(837)	—	(1,590)	—
Deemed dividend related to Inducement Warrants (Note 8)	(1,884)	—	(6,743)	—
Net loss attributable to common stockholders	(12,722)	(10,460)	(32,910)	(21,808)
Weighted average common shares outstanding - basic and diluted	62,183,843	56,739,450	61,458,945	55,926,828
Net loss per share	$(0.20)	$(0.18)	$(0.54)	$(0.38)

Diluted earnings per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Potentially dilutive shares are excluded from the computation of diluted loss per share during periods in which losses are reported since the result would be antidilutive.
Excluded from diluted loss per share for the three months ended December 31, 2023 and 2022 were 4,776,610 shares and 3,366,373 shares, respectively, because their inclusion would have been antidilutive. Excluded from diluted loss per share for the nine months ended December 31, 2023 and 2022 were 2,481,914 shares and 3,146,131 shares, respectively, because their inclusion would have been antidilutive.

Note 2 - Revenue Recognition
Revenue, net including related parties, disaggregated by contract type is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Commercial product and service	3,175	$3,960	9,727	$11,556
Government	1,495	533	5,836	1,763
Revenue, net	$4,670	$4,493	$15,563	$13,319

Revenue from related parties is as follows and included in Commercial product and service revenue (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Commercial product and service	$1,981	$2,917	$4,711	$6,081
Government revenue for the three and nine months ended December 31, 2023 was primarily derived from a contract with the National Security Technology Accelerator (“NSTXL”) which was awarded in May 2023, in which the Company may receive up to $15.2 million over the period from the first quarter of fiscal 2024 through the third quarter of fiscal 2026 for developing and manufacturing advanced GaN epiwafer materials in accordance with statements of work, and in support of an agreement between NSTXL and the U.S. Government. As of December 31, 2023, $7.5 million of the total $15.2 million has been funded by the U.S. Government. Government revenue for the three and nine months ended December 31, 2022 was primarily derived from contracts with the U.S. Navy, which ended in December 2022.

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
Significant customers are those that represent 10% or more of revenue or accounts receivable.
Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Customer A	30.8%	20.5%	22.2%	13.9%
Customer B	*	10.6%	*	11.8%
Customer C	22.6%	*	16.0%	23.2%
Customer D	*	39.5%	*	24.4%
Customer E	*	*	*	*
Customer F	32.0%	*	37.5%	*
* Less than 10% of total

Accounts receivable, by percentage, from individual customers representing 10% or more of accounts receivable are set forth in the following table:

	December 31, 2023	March 31, 2023
Customer A	31.0%	26.2%
Customer B	*	*
Customer C	31.6%	12.8%
Customer D	*	38.2%
Customer E	21.3%	10.6%
Customer F	*	*
* Less than 10% of total
Customers A and D are related parties and Customer B is a government agency. JCP Capital Management, LLC Limited (“JCP Capital”) is a majority stockholder of Customer C. See Note 5 - Investment in Joint Venture and Note 11 - Related Party Transactions. Customer E is Array Microelectronics Limited and Customer F is NSTXL.

Note 4 - Balance Sheet Components
Inventory
Inventory consists of the following as of the dates presented (in thousands):

	December 31, 2023	March 31, 2023
Raw materials	$4,669	$5,167
Work in process	2,181	1,719
Sub-assembly	2,083	809
Finished goods	1,072	711
Total	$10,005	$8,406
Property and equipment
Property and equipment, net consist of the following as of the dates presented (in thousands):

	December 31, 2023	March 31, 2023
Machinery and equipment	$14,193	$11,124
Computer equipment and software	890	887
Furniture and fixtures	73	75
Leasehold improvements	5,101	5,069
Construction in progress	3,462	6,446
Property and equipment, gross	23,719	23,601
Less: accumulated depreciation	(16,040)	(15,711)
Property and equipment, net	$7,679	$7,890
The Company recorded depreciation and amortization expense related to property and equipment, net of $0.2 million for each of the three months ended December 31, 2023 and 2022. The Company recorded depreciation and amortization expense related to property and equipment, net of $0.7 million and $0.5 million for the nine months ended December 31, 2023 and 2022, respectively.

For the three months ended December 31, 2023, the Company recorded a $0.2 million impairment in General and administrative expense of certain property and equipment classified as construction in progress. This was a result of a pending sale for the equipment that evidenced the fair value of the equipment was less than its carrying value.
Intangible assets
The carrying values of intangible assets as of the dates presented, respectively, consist of the following (in thousands, except years):

	December 31, 2023
	Gross	Accumulated Amortization	Foreign Exchange Rate Changes	Net	Estimated Useful Life (in years)
Patents	$2,963	$(2,864)	$—	$99	10
Developed Technology - 150 V	560	(517)	(43)	—	6
Developed Technology - 600 V	1,701	(1,570)	(131)	—	6
Total	$5,224	$(4,951)	$(174)	$99

	March 31, 2023
	Gross	Accumulated Amortization	Foreign Exchange Rate Changes	Net	Estimated Useful Life (in years)
Patents	$2,963	$(2,642)	$—	$321	10
Developed Technology - 150 V	560	(517)	(43)	—	6
Developed Technology - 600 V	1,701	(1,570)	(131)	—	6
Total	$5,224	$(4,729)	$(174)	$321
The Company recorded amortization expenses related to intangible assets of $0.1 million for each of the three months ended December 31, 2023 and 2022. The Company recorded amortization expenses related to intangible assets of $0.2 million for each of the nine months ended December 31, 2023 and 2022.
Estimated future amortization expenses related to intangible assets as of December 31, 2023 were as follows (in thousands):

Year Ending March 31,
2024	$74
2025	25
Total	$99
Goodwill
Changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of March 31, 2022	$1,180
Foreign currency translation adjustments	(101)
Balance as of March 31, 2023	$1,079
Foreign currency translation adjustments	(59)
Balance as of December 31, 2023	$1,020

There have been no impairment losses recorded to date.
Accounts payable and accrued expenses
Accounts payable and accrued expenses consist of the following as of the dates presented (in thousands):

	December 31, 2023	March 31, 2023
Accounts payable	$4,232	$2,781

Manufacturing production costs	1,017	506
Legal fees	842	596
Audit fees	50	318
Consulting fees	209	256
Royalty fees	221	76
Deposit liability	—	2,950
Equipment sale buyback liability	2,100	—
Other	635	412
Accrued expenses	$5,074	$5,114

Total Accounts payable and accrued expenses	$9,306	$7,895

Note 5 - Investment in Joint Venture
From April 1, 2022 through April 10, 2023, JCP Capital and the Company were responsible for 75% and 25%, respectively, of the funding obligations and losses of AFSW (through GaNovation). Beginning April 10, 2023, JCP Capital and the Company are responsible for 67.5% and 32.5%, respectively, of the funding obligations and losses of AFSW (through GaNovation). Notwithstanding this allocation of funding responsibilities, JCP Capital’s total funding obligations or investment in GaNovation shall not exceed $35 million and the Company’s total funding obligations or investment in GaNovation shall not exceed $12 million for the three-year period beginning August 1, 2021. As of December 31, 2023, the Company had provided $6.1 million of the Company’s $12.0 million commitment to GaNovation.

The Company’s investment activities in GaNovation for the periods presented are summarized below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Beginning Balance	$(59)	$414	$715	$143
Investment	—	1,032	807	2,569
Loss	(978)	(799)	(2,559)	(2,065)
Effect of exchange rate change	(259)	—	(259)	—
Ending Balance	$(1,296)	$647	$(1,296)	$647
Summarized financial information of GaNovation for the periods indicated are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Sales	$2,593	$3,926	$8,419	$9,958
Gross loss	(1,879)	(2,716)	(6,166)	(6,964)
Net loss	(2,587)	(3,197)	(7,483)	(8,351)

Note 6 - Debts
Revolving Credit Facility
The Company entered into a Loan and Security Agreement (“LSA”) with Nexperia on April 4, 2018 which provided a $10.0 million revolving loan (Tranche C Loan) that was scheduled to mature at the earlier of (i) April 3, 2021, and (ii) the date a Change of Control (as defined in the LSA) of the Company occurs. Interest payable by the Company accrues on the outstanding principal amount of the loans during such period at a rate of 6% per annum. The credit facility was secured against certain of the Company’s U.S. patents not relating to MOCVD or epiwafer technology. On March 31, 2019, the Company executed Amendment No.1 to the LSA which provided for a $2.0 million development loan intended to pre-fund a 1200V technology development (“Tranche B-1 Loan”). On March 1, 2021, the maturity of the Tranche C Loan of $10.0 million was extended to May 18, 2021. On May 18, 2021, the maturity of the Tranche C Loan was extended to the earlier of April 4, 2023 or the occurrence of specified change of control events, and the $2.0 million Tranche B-1 Loan was converted into a Tranche C-1 Loan (the “Tranche C Loans” together with the Tranche C Loan) with the same terms and conditions as the existing Tranche C Loan.
As of December 31, 2023, there were no revolving loans outstanding, as the LSA with Nexperia terminated upon repayment of the principal and interest amount in full on April 4, 2023. There was no interest expense for the three months ended December 31, 2023. For the nine months ended December 31, 2023, the Company recorded interest expense of $8,000. For the three and nine months ended December 31, 2022, the Company recorded interest expense of $0.2 million and $0.6 million, respectively.
Equipment Financing
On December 21, 2023 (the “Effective Date”), the Company entered into an Equipment Purchase and Sale Agreement (the “Equipment Agreement”) with GlobalWafers Co., Ltd. (the “Buyer”), wherein the Company sold certain equipment associated with wafer manufacturing (the “Equipment”) to the Buyer for $2.1 million (the “Purchase Price”). The Equipment Agreement contains an option for the Company to repurchase the Equipment at any time within one year of the Effective Date at the Purchase Price, plus an amount equal to: (i) the Purchase Price, multiplied by (ii) 7.5%, divided by 12, multiplied by (iii) the number of full months that have elapsed after the Effective Date. If the Company does not exercise the option to repurchase the Equipment within one year of the Effective Date, (i) certain limitations on the Buyer’s use of the Equipment specifically applied to this Transphorm consigned Equipment shall lapse and (ii) the Company shall pay $157,500 to the Buyer (i.e., 7.5% for 12 months, on the Purchase Price).
The Company determined that the transaction did not qualify as a sale under ASC 606 - Revenue from Contracts with Customers nor ASC 842 - Leases as a sale leaseback transaction. As such, the Company has accounted for the agreement under ASC 470 - Debt. As of December 31, 2023, the $2.1 million is included within Accounts payable and accrued expenses on the condensed consolidated balance sheets.

Note 7 - Commitments and Contingencies
Cooperation Agreement
On December 30, 2022, and effective as of December 18, 2022, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with GaNext (Zhuhai) Technology Co., Ltd (“GaNext”). Among other things, the Cooperation Agreement calls for certain royalties including a royalty due to the Company in the event that GaNext utilizes epiwafers not provided by the Company (such royalties are based on time and volume with a minimum floor), and a royalty payable by the Company in the event the Company utilizes certain future platform that may be developed independently by GaNext (such royalties are based on time and volume, and half the amount per wafer of the royalties GaNext would pay the Company when utilizing epiwafers not provided by the Company). As of December 31, 2023, no amounts have been earned by or due to either party and, thus, no amounts have been recorded in the condensed consolidated financial statements.
Contingencies
During the ordinary course of business, the Company may become a party to legal proceedings incidental to its business. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Legal cost is expensed as incurred. There are currently no material claims or actions pending or threatened against us.
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

Note 8 - Stockholders’ Equity

As of December 31, 2023, 750,000,000 shares of common stock are authorized, of which 63,195,948 shares of common stock were issued and outstanding, and 5,000,000 shares of preferred stock are authorized, none of which were issued and outstanding. The Company’s Board of Directors has the ability to designate the rights, preferences and privileges for the preferred stock.
Common Stock

Common stockholders are entitled to dividends, as and when declared by the Company’s Board of Directors, subject to the priority dividend rights of the holders of any then-outstanding preferred stock. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.
The Company has reserved shares of common stock for future issuance as of the date presented as follows:

December 31, 2023
Equity incentive plans	11,099,382
Common stock warrants	4,027,929
Total	15,127,311

April 2023 Private Placement of Common Stock, Warrant Repricing, and Warrant Issuance
On April 3, 2023, the Company entered into warrant exercise inducement offer letters with certain holders of outstanding warrants to purchase shares of the Company’s common stock, pursuant to which such warrant holders agreed to exercise, for cash, then-existing warrants to purchase, in the aggregate, 1,815,848 shares of the Company’s common stock, in exchange for the Company’s agreement to (i) lower the exercise price of the then-existing warrants to $4.00 per share and (ii) issue new warrants (the “April 2023 Inducement Warrants”) to the warrant holders to purchase, in the aggregate, up to 2,269,810 shares of the Company’s common stock. The April 2023 Inducement Warrants have an exercise price of $5.00 per share, provide for a cashless exercise feature, and are exercisable until April 3, 2026.
The Company determined that the modification was not executed in contemplation of an imminent equity offering, financing transaction nor represented compensation for goods and services and is not within the scope of another ASC Topic. As such, the Company concluded that the $0.8 million incremental fair value of the modified warrants and the $4.9 million fair value of the April 2023 Inducement Warrants should be treated as deemed dividends to the warrant holders in accordance with ASC Subtopic 815-40 – Derivatives and Hedging – Contracts in Entity’s Own Equity.
Also on April 3, 2023, the Company entered into securities purchase agreements with two accredited investors that are affiliated with each other (the “Purchasers”) pursuant to which the Company agreed to sell to the Purchasers in a private placement (the “Private Placement”) for an aggregate purchase price of $2.0 million (i) an aggregate of 500,000 shares of the Company’s common stock at a purchase price of $4.00 per share and (ii) warrants to purchase an aggregate of 250,001 shares of the Company’s common stock (the “Warrants”). The Warrants have an exercise price of $5.00 per share, provide for a cashless exercise feature, and are exercisable until April 3, 2026.
In connection with the April 2023 warrant repricing and Private Placement, the Company received $7.3 million from the exercise of then-existing warrants and $2.0 million from the sale of common stock in the Private Placement, for total aggregate gross proceeds of approximately $9.3 million (before deducting legal costs of $0.1 million).
December 2023 Warrant Repricing and Warrant Issuance
On December 21, 2023, the Company entered into warrant exercise inducement offer letters with certain holders of outstanding warrants to purchase shares of the Company’s common stock, pursuant to which such warrant holders agreed to exercise, for cash, then-existing warrants to purchase, in the aggregate, 1,069,272 shares of the Company’s common stock, in exchange for the Company’s agreement to (i) lower the exercise price of the then-existing warrants to $2.80 per share and (ii) issue new warrants (the “December 2023 Inducement Warrants”) to the warrant holders to purchase, in the aggregate, up to 1,069,272 shares of the Company’s common stock. The December 2023 Inducement Warrants have an exercise price of $3.80 per share, provide for a cashless exercise feature, and are exercisable until December 21, 2026.

The Company determined that the modification was not executed in contemplation of an imminent equity offering, financing transaction nor represented compensation for goods and services and is not within the scope of another ASC Topic. As such, the Company concluded that the $0.8 million incremental fair value of the modified warrants and the $1.9 million fair value of the December 2023 Inducement Warrants should be treated as deemed dividends to the warrant holders in accordance with ASC Subtopic 815-40 – Derivatives and Hedging – Contracts in Entity’s Own Equity.
In connection with the December 2023 warrant repricing, the Company received aggregate gross proceeds of $3.0 million from the exercise of then-existing warrants (before deducting legal costs of $0.1 million).
The following warrants to purchase common stock were outstanding as of December 31, 2023:

Number of Warrant Shares	Exercise Price	Expiration Date
360,938	6.00	November 5, 2024
67,568	9.25	December 7, 2024
281,081	9.25	December 10, 2024
10,116	8.48	December 10, 2025
45,000	3.30	December 23, 2025
84,000	4.00	April 3, 2026
2,100,539	5.00	April 3, 2026
1,069,272	3.80	December 21, 2026
6,046	34.74	5 years after an initial public offering of the Company
3,369	54.41	5 years after an initial public offering of the Company
4,027,929

The following table summarizes stock warrant activity for the periods presented:

Number of Warrant Shares
Outstanding at March 31, 2023	3,323,966
Stock warrants issued	3,589,083
Stock warrants exercised	(2,885,120)
Outstanding and exercisable at December 31, 2023	4,027,929
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
Option Modification
During the nine months ended December 31, 2023, the Company recognized $0.5 million in incremental compensation cost as a result of an amendment to a former employee’s option agreements to allow for an extended post termination exercise period.

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

Foreign Currency Forward and Option Contracts
In December 2022, the Company entered into four quarterly tiered collar contracts consisting of foreign currency forward and option contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities, specifically those associated with its Japanese operations. The contracts had quarterly maturities ending October 2023.
As a result of foreign currency fluctuations, the U.S. dollar equivalent values of the Company’s foreign currency-denominated assets and liabilities change. The Company has not elected to account for these contracts as hedge instruments and as such, gains and losses on these contracts are included in other income (expense), net in the Company's condensed consolidated statements of operations, along with foreign currency gains and losses of the related foreign currency-denominated assets and liabilities associated with these foreign currency forward and option contracts. During the three and nine months ended December 31, 2023, the Company recognized a net gain of $1,700 and a net loss of $0.2 million, respectively, associated with these contracts.
As the forward contract and option model employed market observable inputs such as spot currency rates and forward points, the Company determined that the inputs used to value its derivatives fell within Level 2 of the fair value hierarchy.
As of December 31, 2023, there were no derivative assets or liabilities on the Company’s condensed consolidated balance sheets as the last collar expired in October 2023. As of March 31, 2023, the fair value of the derivative asset in the Company’s condensed consolidated balance sheets was $7,000.

Note 11 - Related Party Transactions
The Company entered into the following related party transactions for the periods indicated (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Joint Venture-GaNovation:
Product sale	$313	$1,774	$579	$3,246
Service fees	69	—	200	—
Inventory purchase	88	96	201	345
Fixed asset purchase	124	—	192	—
Cost of goods sold	1,511	1,030	3,963	2,738
Research and development expense	116	141	200	330
Consumption tax	92	91	234	311
Employee and related benefits	33	35	94	124
Yaskawa:
Revenue per a cooperation and development agreement	223	221	666	991
Nexperia:
Product sale	1,445	923	3,465	1,778
License and service fee income	—	—	—	66
Reimbursements in license maintenance fee	25	13	75	88
Interest expense	—	184	8	550
As of December 31, 2023, total due to and from related parties were as follows (in thousands):

	December 31, 2023	March 31, 2023
Due from (included in Accounts receivable, net):
Joint venture	$99	$1,713
Stockholder and noteholder	548	1,152
Total due from related parties	$647	$2,865
Due to (included in Accounts payable and accrued expenses):
Joint venture	$1,111	$968
Stockholder and noteholder	—	93
Total due to related parties	$1,111	$1,061

Note 12 - Subsequent Events
Merger Agreement
On January 10, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Renesas Electronics America Inc., a California corporation (“Parent”), Travis Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), and Renesas Electronics Corporation, a Japanese corporation (solely for the purposes set forth in Section 9.17 of the Merger Agreement) (“Guarantor”). The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Parent (the “Merger”).

Pursuant to the Merger Agreement, at the effective time of the Merger, each share of the Company’s common stock outstanding immediately prior to such effective time (except for certain shares specified in the Merger Agreement) will automatically be converted into the right to receive cash in an amount equal to $5.10, without interest.
Completion of the Merger is subject to customary closing conditions set forth in the Merger Agreement, including, among other things: (1) the adoption of the Merger Agreement by the holders of a majority of the voting power of the outstanding shares of the Company’s common stock; (2) the absence of any law or order preventing or making illegal the consummation of the Merger; and (3) certain specified regulatory clearances, including the expiration or termination of the applicable waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and the receipt of approval of the Committee on Foreign Investment in the United States (“CFIUS”). The obligation of Parent and Merger Sub to consummate the Merger is also conditioned upon the absence of a material adverse effect on the Company since the date of the Merger Agreement.
The Company is subject to customary restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, subject to customary exceptions.
If the Merger Agreement is terminated in certain circumstances, including by the Company in order to enter into a superior proposal or by Parent because the Company’s board of directors withdraws its recommendation in favor of the Merger, the Company would be required to pay Parent a termination fee of $12.9 million. If the Merger Agreement is terminated based on a failure by the Parent, the Parent would be required to pay the Company a termination fee of $20.0 million.
Upon consummation of the Merger, the Company will cease to be a publicly traded company and its common stock will be delisted from the Nasdaq Capital Market.

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
•our pending acquisition by Renesas Electronics America Inc.;
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
Since our inception, we have devoted substantial resources to the research and development of GaN power devices and the protection and enhancement of our intellectual property and have incurred significant operating losses. Our net loss was $24.6 million and $21.8 million for the nine months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, our accumulated deficit was $242.1 million. Substantially all of our operating losses have resulted from expenses incurred in connection with research and development activities and from general and administrative costs associated with our operations.
Our revenue for the nine months ended December 31, 2023 was $15.6 million, of which $4.7 million was from related parties. Our revenue for the nine months ended December 31, 2022 was $13.3 million, of which $6.1 million was from related parties. For the nine months ended December 31, 2023 and 2022, we had three and four customers, respectively, that each accounted for more than ten percent of our revenue. Together, these customers accounted for 75.7% and 73.3% of our revenues during the nine months ended December 31, 2023 and 2022, respectively.
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
Recent Developments
Pending Merger
On January 10, 2024, we entered into the Merger Agreement with Parent, Merger Sub and Guarantor, pursuant to which Merger Sub will merge with and into Transphorm, with Transphorm surviving the merger as a wholly owned subsidiary of Parent.
Pursuant to the Merger Agreement, at the effective time of the Merger, each share of our common stock outstanding immediately prior to such effective time (except for certain shares specified in the Merger Agreement) will automatically be converted into the right to receive cash in an amount equal to $5.10, without interest.
Completion of the Merger is subject to customary closing conditions set forth in the Merger Agreement, including, among other things: (1) the adoption of the Merger Agreement by the holders of a majority of the voting power of the outstanding shares of our common stock; (2) the absence of any law or order preventing or making illegal the consummation of the Merger; and (3) certain specified regulatory clearances, including the expiration or termination of the applicable waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and the receipt of approval of CFIUS. The obligation of Parent and Merger Sub to consummate the Merger is also conditioned upon the absence of a material adverse effect on Transphorm since the date of the Merger Agreement.
We are subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, subject to customary exceptions.
If the Merger Agreement is terminated in certain circumstances, including by us in order to enter into a superior proposal or by Parent because tour board of directors withdraws its recommendation in favor of the Merger, we would be required to pay Parent a termination fee of $12.9 million. If the Merger Agreement is terminated based on a failure by the Parent, the Parent would be required to pay us a termination fee of $20 million.
We expect the Merger to close in the second half of calendar year 2024. Upon consummation of the Merger, we will cease to be a publicly traded company and our common stock will be delisted from the Nasdaq Capital Market.
Rights Offering
On July 5, 2023, we distributed to all holders of record of our common stock as of 5:00 p.m., Eastern Daylight Time, on June 26, 2023, for each share of common stock held as of June 26, 2023, one non-transferable subscription right. Each subscription right carried with it (i) a basic subscription right, which entitled the holder to purchase 0.07655623 of a share of common stock and (ii) an over-subscription privilege, which entitled a holder that had exercised its basic subscription right in full to subscribe for additional shares of common stock that were offered in the rights offering, to the extent other holders did not exercise their basic subscription rights in full. The subscription price was $3.30 per whole share of common stock. We completed the rights offering in August 2023 and issued 2,404,758 shares of common stock, which generated approximately $7.9 million in gross proceeds (before deducting legal costs of $0.3 million). We are using the net proceeds for working capital and other general corporate purposes.
April 2023 Private Placement of Common Stock, Warrant Repricing, and Warrant Issuance
On April 3, 2023, we entered into warrant exercise inducement offer letters with certain holders of then-outstanding warrants (the “Exercising Holders”), pursuant to which the Exercising Holders agreed to exercise, for cash, warrants to purchase, in the aggregate, 1,815,848 shares of common stock, in exchange for our agreement to (i) lower the exercise price of such warrants to $4.00 per share and (ii) issue new warrants (the “Inducement Warrants”) to the Exercising Holders to purchase, in the aggregate, up to 2,269,810 shares of common stock at an exercise price of $5.00 per share. We received aggregate gross proceeds of approximately $7.3 million from the exercise of warrants by the Exercising Holders.
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
Also on April 3, 2023, we entered into securities purchase agreements with two accredited investors that are affiliated with each other (the “Purchasers”) pursuant to which we agreed to sell to the Purchasers in a private placement for an aggregate purchase price of $2.0 million (i) an aggregate of 500,000 shares of our common stock at a purchase price of $4.00 per share and (ii) warrants to purchase an aggregate of 250,001 shares of the our common stock (the “Private Placement Warrants”). The Private Placement Warrants have an exercise price of $5.00 per share and are exercisable until April 3, 2026.

December 2023 Warrant Repricing and Warrant Issuance
On December 21, 2023, we entered into warrant exercise inducement offer letters with certain holders of outstanding warrants to purchase shares of our common stock, pursuant to which such warrant holders agreed to exercise, for cash, then-existing warrants to purchase, in the aggregate, 1,069,272 shares of our common stock, in exchange for our agreement to (i) lower the exercise price of the then-existing warrants to $2.80 per share and (ii) issue new warrants (the “ Inducement Warrants”) to the warrant holders to purchase, in the aggregate, up to 1,069,272 shares of our common stock. The Inducement Warrants have an exercise price of $3.80 per share, provide for a cashless exercise feature, and are exercisable until December 21, 2026. We received aggregate gross proceeds of approximately $3.0 million from the exercise of warrants by the warrant holders.
Equipment Financing
On December 21, 2023 (the “Effective Date”), we entered into an Equipment Purchase and Sale Agreement (the “Equipment Agreement”) with GlobalWafers Co., Ltd. (the “Buyer”), wherein we sold certain equipment associated with wafer manufacturing (the “Equipment”) to the Buyer for $2.1 million (the “Purchase Price”). The Equipment Agreement contains an option for us to repurchase the Equipment at any time within one year of the Effective Date at the Purchase Price, plus an amount equal to: (i) the Purchase Price, multiplied by (ii) 7.5%, divided by 12, multiplied by (iii) the number of full months that have elapsed after the Effective Date. If we do not exercise our option to repurchase the Equipment within one year of the Effective Date, (i) certain limitations on the Buyer’s use of the Equipment specifically applied to this Transphorm consigned Equipment shall lapse and (ii) we shall pay $157,500 to the Buyer (i.e., 7.5% for 12 months, on the Purchase Price).
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
Other Expense (Income), Net
Other expense (income), net consists primarily of interest income and income generated from subleasing a portion of our research and development facility located in California.
Tax Expense
Tax expense consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business.
Results of Operations
Comparison of the Three Months Ended December 31, 2023 and 2022
The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated (in thousands, except percentages):

	Three Months Ended December 31,		Change
	2023	2022	Amount	Percentage
Revenue, net	$4,670	$4,493	$177	3.9%
Cost of goods sold	4,595	7,162	(2,567)	(35.8)%
Gross profit (loss)	75	(2,669)	2,744	102.8%
Operating expenses:
Research and development	2,839	2,325	514	22.1%
Sales and marketing	1,745	1,447	298	20.6%
General and administrative	4,412	3,457	955	27.6%
Total operating expenses	8,996	7,229	1,767	24.4%
Loss from operations	(8,921)	(9,898)	977	(9.9)%
Interest expense	—	184	(184)	(100.0)%
Loss in joint venture	978	799	179	22.4%
Other expense (income), net	102	(421)	523	(124.2)%
Loss before tax expense	(10,001)	(10,460)	459	(4.4)%
Tax expense	—	—	—
Net loss	$(10,001)	$(10,460)	$459	(4.4)%
Revenue increased $0.2 million, or 3.9%, to $4.7 million for the three months ended December 31, 2023 from $4.5 million for the same period in 2022. The increase is due primarily to a $1.0 million increase in government contract revenue resulting from the NSTXL contract awarded in May 2023, offset by a $0.6 million decrease in commercial product and services revenue as compared to the same period in 2022.

Cost of goods sold decreased $2.6 million, or 35.8%, to $4.6 million for the three months ended December 31, 2023 from $7.2 million for the same period in 2022, due primarily to a $2.8 million inventory write-off in the prior year that did not reoccur in the current period. The inventory write-offs resulted primarily from a decision to discontinue the evaluation of certain epiwafer inventory produced while bringing our reactors online following an internal risk assessment of using these epiwafer units in our manufacturing process, and in favor of allocating resources to current and future epiwafer production and expansion efforts.
Gross profit increased $2.7 million, or 102.8%, to $0.1 million for the three months ended December 31, 2023 from a gross loss of $2.7 million for the same period in 2022. Gross profit margin increased 61.0% to 1.6% for the three months ended December 31, 2023 from a gross loss margin of 59.4% for the same period in 2022. The increase is due primarily to the large inventory write-off in the prior year that did not reoccur in the current period.
Research and development expense increased $0.5 million, or 22.1%, to $2.8 million for the three months ended December 31, 2023 from $2.3 million for the same period in 2022, due primarily to a $0.7 million increase in employee payroll and related development costs resulting from increased research and development activities, offset by a $0.1 million decrease in stock-based compensation.
Sales and marketing expense increased $0.3 million, or 20.6%, to $1.7 million for the three months ended December 31, 2023 from $1.4 million for the same period in 2022, due primarily to an increase in costs related to payroll expense.

General and administrative expense increased $1.0 million, or 27.6%, to $4.4 million for the three months ended December 31, 2023 from $3.5 million for the same period in 2022, due primarily to an increase in legal expenses and stock-based compensation, offset by a decrease in payroll expense.

There was no interest expense recorded for the three months ended December 31, 2023, as we repaid the outstanding amount of the revolving credit facility with Nexperia in full on April 4, 2023. Interest expense was $0.2 million for the revolving credit facility for the same period in 2022.

Loss in joint venture was $1.0 million for each of the three months ended December 31, 2023 and 2022.

Other expense, net was $0.1 million for the three months ended December 31, 2023 compared to other income, net of $0.4 million for the same period in 2022, due primarily to a decrease in sublease income as a result of the amendment of our subleasing contract and a decrease in interest income.

Comparison of the Nine Months Ended December 31, 2023 and 2022
The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated (in thousands, except percentages):

	Nine Months Ended December 31,		Change
	2023	2022	Amount	Percentage
Revenue, net	$15,563	$13,319	$2,244	16.8%
Cost of goods sold	12,226	14,444	(2,218)	(15.4)%
Gross profit (loss)	3,337	(1,125)	4,462	396.6%
Operating expenses:
Research and development	8,730	5,895	2,835	48.1%
Sales and marketing	4,935	3,596	1,339	37.2%
General and administrative	11,870	9,818	2,052	20.9%
Total operating expenses	25,535	19,309	6,226	32.2%
Loss from operations	(22,198)	(20,434)	(1,764)	8.6%
Interest expense	8	550	(542)	(98.5)%
Loss in joint venture	2,559	2,065	494	23.9%
Other income, net	(188)	(1,241)	1,053	(84.9)%
Loss before tax expense	(24,577)	(21,808)	(2,769)	12.7%
Tax expense	—	—	—
Net loss	$(24,577)	$(21,808)	$(2,769)	12.7%
Revenue increased $2.2 million, or 16.8%, to $15.6 million for the nine months ended December 31, 2023 from $13.3 million for the same period in 2022. The increase is due primarily to a $4.1 million increase in government contract revenue resulting from the NSTXL contract awarded in May 2023, offset by a $1.7 million decrease in commercial product and services revenue, due primarily to a reduction in sales volume of commercial products.
Cost of goods sold decreased $2.2 million, or 15.4%, to $12.2 million for the nine months ended December 31, 2023 from $14.4 million for the same period in 2022, due primarily to a $2.8 million inventory write-off in the prior year that did not reoccur in the current period. The inventory write-offs resulted primarily from a decision to discontinue the evaluation of certain epiwafer inventory produced while bringing our reactors online following an internal risk assessment of using these epiwafer units in our manufacturing process, and in favor of allocating resources to current and future epiwafer production and expansion efforts.
Gross profit increased $4.5 million, or 396.6%, to $3.3 million for the nine months ended December 31, 2023 from a gross loss of $1.1 million for the same period in 2022. Gross profit margin increased 29.9% to 21.4% for the nine months ended December 31, 2023 from a gross loss margin 8.4% for the same period in 2022, due primarily to the large inventory write-off in the prior year that did not reoccur in the current period and higher margin government revenue in the current year related to the NSTXL contract.
Research and development expense increased $2.8 million, or 48.1%, to $8.7 million for the nine months ended December 31, 2023 from $5.9 million for the same period in 2022, due primarily to a $2.4 million increase in employee payroll and related development costs resulting from increased research and development activities and a $0.4 million increase in stock-based compensation.

Sales and marketing expense increased $1.3 million, or 37.2%, to $4.9 million for the nine months ended December 31, 2023 from $3.6 million for the same period in 2022, due primarily to an increase in costs related to payroll and stock-based compensation expense.

General and administrative expense increased $2.1 million, or 20.9%, to $11.9 million for the nine months ended December 31, 2023 from $9.8 million for the same period in 2022, due primarily to an increase in legal expenses, stock-based compensation, and professional service expenses, offset by a decrease in payroll expense.

Interest expense was $8,000 for our revolving credit facility with Nexperia for the nine months ended December 31, 2023, as we repaid the outstanding amount in full on April 4, 2023. Interest expense was $0.6 million for the revolving credit facility for the same period in 2022.

Loss in joint venture was $2.6 million for the nine months ended December 31, 2023, compared with $2.1 million for the same period in 2022 due to an increase in our percentage ownership of the joint venture that owns AFSW.

Other income, net was $0.2 million for the nine months ended December 31, 2023 compared to $1.2 million for the same period in 2022, due primarily to a decrease in sublease income as a result of the amendment of our subleasing contract and a decrease in interest income.
Liquidity and Capital Resources
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) assuming we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about our ability to continue as a going concern exists.
We have incurred significant operating losses since our formation. During the nine months ended December 31, 2023 and 2022, we incurred a net loss of $24.6 million and $21.8 million, respectively, and used $14.4 million and $18.6 million of cash in operating activities, respectively. As of December 31, 2023, we had cash of $8.0 million, an accumulated deficit of $242.1 million, and working capital of $8.5 million. Net losses are expected to continue until we reach the necessary scale to generate net cash inflow from operations. Accordingly, we have historically relied on the issuance of stock to investors, debt financing, and the license of intellectual property to fund operations.
While we expect the Merger Agreement to close in the second half of 2024, there is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. If we do not obtain any other financing, we would need to cease operations, liquidate our assets, and may seek the protection of applicable bankruptcy laws.
Given our current liquidity, cash burn rate and capital readily available, we have concluded there is substantial doubt regarding our ability to continue as a going concern within one year from the issuance date of our condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern.
Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Nine Months Ended December 31,		Change
	2023	2022
Net cash (used in) provided by:
Operating activities	$(14,360)	$(18,582)	$4,222
Investing activities	(1,382)	(8,092)	6,710
Financing activities	7,696	16,423	(8,727)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(30)	(35)	5
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(8,076)	$(10,286)	$2,210
Operating Activities

Net cash used in operating activities was $14.4 million and $18.6 million for the nine months ended December 31, 2023 and 2022, respectively. The decrease of $4.2 million was attributable primarily to a $3.6 million decrease in accounts receivable, $1.9 million decrease in inventory, and a $2.1 million increase in stock-based compensation, offset by a $2.5 million decrease in the provision for inventory and a $2.8 million increase in net loss.
Investing Activities
Net cash used in investing activities was $1.4 million and $8.1 million for the nine months ended December 31, 2023 and 2022, respectively. The decrease of $6.7 million was attributable primarily to a $5.0 million decrease in purchases of property and equipment and a $1.8 million decrease in investment in joint venture.
Financing Activities
Net cash provided by financing activities was $7.7 million and $16.4 million for the nine months ended December 31, 2023 and 2022, respectively. The decrease of $8.7 million was attributable to the repayment of the Nexperia revolving facility of $12.0 million and a decrease of $6.1 million in the proceeds from the sale of our common stock, offset by an increase of $10.3 million of proceeds from the exercise of warrants in comparison to the same period in 2022.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, management, including our chief executive officer and our chief financial officer, concluded that as of December 31, 2023, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting.

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
In addition to the material weakness disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, the following material weakness was identified during the period covered by this Report:
Management identified a material weakness related to our revenue recognition policies and procedures including:
•Insufficient training of the Company’s sales organization regarding appropriate revenue recognition policies and procedures;
•Insufficient communication between the sales organization and the financial reporting function regarding operation of revenue recognition controls;

•Lack of accountability in the sales organization for effective control operations; and
•Insufficient monitoring activities to ensure that the components of internal control are present and functioning.
The control deficiencies resulted in insignificant misstatements; however, a reasonable possibility exists that material misstatements in the Company’s consolidated financial statements will not be prevented or detected on a timely basis.
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
Risks Related to the Pending Merger
The announcement and pendency of our agreement to be acquired by a subsidiary of Renesas Electronics Corporation may have an adverse effect on our business and results of operations and our failure to complete the Merger could have an adverse effect on our business, financial condition, results of operations, and stock price.
On January 10, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Renesas Electronics America Inc., a California corporation (“Parent”), Travis Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), and Renesas Electronics Corporation, a Japanese corporation (solely for the purposes set forth in Section 9.17 of the Merger Agreement) (“Guarantor”), pursuant to which Merger Sub will merge with and into Transphorm, with Transphorm surviving the Merger as a wholly owned subsidiary of Parent.
Completion of the Merger is subject to customary closing conditions set forth in the Merger Agreement, including, among other things: (1) the adoption of the Merger Agreement by the holders of a majority of the voting power of the outstanding shares of our common stock; (2) the absence of any law or order preventing or making illegal the consummation of the Merger; and (3) certain specified regulatory clearances, including the expiration or termination of the applicable waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and the receipt of approval of the Committee on Foreign Investment in the United States (“CFIUS”). The obligation of Parent and Merger Sub to consummate the Merger is also conditioned upon the absence of a material adverse effect on Transphorm since the date of the Merger Agreement. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.
The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:
•the failure to obtain requisite stockholder approval of the Merger:
•the failure to obtain regulatory approvals from the requisite governmental entities;
•potential future stockholder litigation and other legal and regulatory proceedings, which could prevent, materially restrain, or materially impair the consummation of the Merger; and

•the failure to satisfy the other conditions to the completion of the Merger, including the possibility that a company material adverse effect would permit Parent to not close the Merger.
If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, results of operations, and stock price, and our stockholders would be exposed to additional risks, including:
•to the extent that the current market price of our stock reflects an assumption that the Merger will be completed, the market price of our common stock could decrease if the Merger is not completed;
•investor confidence in us could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and our operating results may be adversely impacted due to costs incurred in connection with the Merger;
•any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with customers, suppliers, partners and employees, may continue or intensify in the event the Merger is not consummated or is significantly delayed;
•the risks related to the diversion of attention of our management or employees from ongoing operations during the pendency of the Merger, including our ability to timely complete our internal financial reporting processes; and
•the requirement that we pay Parent a termination fee under certain circumstances that give rise to the termination of the Merger Agreement.
There can be no assurance that our business, relationships with other parties, liquidity or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated. Even if successfully completed, there are certain risks to our stockholders from the Merger, including:
•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business.
During the period prior to the closing of the Merger and pursuant to the terms of the Merger Agreement, our business is exposed to certain inherent risks and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business, including:
•potential uncertainty in the marketplace, which could lead current and prospective customers to purchase products and services from other providers or delay purchasing from us;
•difficulties maintaining existing and/or establishing business relationships, including business relationships with significant customers and partners;

•the possibility of disruption to our business and operations resulting from the announcement and pendency of the Merger, including diversion of management attention and resources;
•the inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;
•our inability to freely issue securities, incur certain indebtedness, declare or authorize any dividend or distribution, or make certain material capital expenditures without Parent's approval;
•our inability to solicit other acquisition proposals during the pendency of the Merger;
•the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Merger, including but not limited to the cost of any legal proceeding that may be instituted against us, which may materially and adversely affect our financial condition; and
•other developments beyond our control, including, but not limited to, changes in global economic conditions that may affect the timing or success of the Merger.
If any of these effects were to occur, it could adversely impact our business, cash flow, results of operations, or financial condition, as well as the market price of our common stock and our perceived value, regardless of whether the Merger is completed.
Litigation may arise in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention, and otherwise harm our business.
Regardless of the outcome of any future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may adversely affect our business, results of operations, prospects, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and channel partners, and other business partners, or otherwise harm our operations and financial performance.
In connection with the Merger, our current and prospective employees could experience uncertainty about their future with us. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with the Company following the completion of the Merger.
In connection with the Merger, our current and prospective employees could experience uncertainty about their future with us or decide that they do not want to continue their employment. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with the Company following the completion of the Merger. Losses of officers or employees could adversely affect our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals or the requisite approval of our stockholders. We may also experience challenges in hiring new employees during the pendency of the Merger, or if the Merger Agreement is terminated, which could harm our ability to grow our business, execute on our business plans or enhance our operations.
Risks Related to Our Business and the Industry in Which We Operate

We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to achieve or maintain profitability. If we cannot achieve or maintain profitability, stockholders could lose all or part of their investment.
Since our inception in 2007, we have generated minimal revenue and substantial net losses as we have devoted our resources to the development of our technology, and our business model has not been proven. As of December 31, 2023, we had an accumulated deficit of $242.1 million. For the nine months ended December 31, 2023 and 2022, our net loss was $24.6 million and $21.8 million, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in our infrastructure and the research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses. Our revenue growth may be slower than anticipated or our revenue may decline for a number of other reasons, including slower growth of, or reduced demand for, GaN power management solutions, increased competition, or any failure to capitalize on growth opportunities. If we are unable to generate sufficient revenue, we may never become profitable or be able to maintain any future profitability. If this were to occur, our stockholders could lose all or part of their investment.
Our ability to continue as a going concern will depend on us being able to raise significant additional capital to fund our operations, and this capital may be unavailable on attractive terms, if at all, and could dilute your investment.
Our recurring operating losses and current operating plans raise substantial doubt about our ability to continue as a going concern for the next twelve months. We currently incur and historically have incurred losses from operations and expect to do so in the foreseeable future. During the nine months ended December 31, 2023, we raised gross proceeds of $10.3 million from the exercise of warrants, $2.0 million from selling shares of our common stock in a private placement, and $7.9 million from selling shares of our common stock in the rights offering, but also used $12.2 million of cash to repay our revolving loan with Nexperia when it matured on April 4, 2023 and used $14.4 million of cash in operations. As of December 31, 2023, we had $8.0 million in cash and cash equivalents.

If we remain a standalone company, we will be required to secure significant additional funds to support our operations. If we close one or more additional equity or convertible debt financings, our stockholders may experience significant dilution of their ownership interests, the rights given to new equityholders may be superior to those of our common stockholders and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to run our business or incur additional indebtedness. Any debt financing could also contain restrictive covenants that may impact how we run our business and could result in the loan being paid back in full immediately if we are in non-compliance. In addition, the current global macroeconomic environment may make it more difficult or preclude us from raising additional capital, increase our costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity. If we are unable to raise additional capital when needed or on acceptable terms, we may not be able to, among other things:
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
We are party to a joint venture agreement with a third party for the ownership and operations of GaNovation, which wholly owns AFSW, a wafer fabrication facility located in Aizu Wakamatsu, Japan that we rely on for all of our GaN fab-wafer requirements. From August 1, 2021 to April 9, 2023, we held a 25% interest in GaNovation. Pursuant to our joint venture agreement, our interest in GaNovation increased to 32.5%, effective April 10, 2023. Accordingly, we are currently responsible for 32.5% of the funding obligations and losses of AFSW through our ownership interest in GaNovation, subject to a maximum of $12.0 million for the three-year period beginning August 1, 2021. As of December 31, 2023, we have provided $6.1 million of this $12.0 million commitment to GaNovation. Since its inception, GaNovation’s primary business activity has related to the businesses of AFSW. For as long as we have had an ownership interest in AFSW, it has operated at a loss. Our share of the operating losses incurred by our joint venture during the nine months ended December 31, 2023 and the years ended March 31, 2023 and 2022 was $2.6 million, $2.7 million and $4.0 million, respectively. We expect our loss in joint venture will increase during the year ended March 31, 2024 as compared to the year ended March 31, 2023 due to the increase in our ownership interest in GaNovation from 25% to 32.5%, effective April 10, 2023.
In the future, we may enter into additional joint venture arrangements, including the addition of partners in AFSW or GaNovation, which could reduce our cash-funding obligations to AFSW. Although we take steps to carefully select our partners, our current and any future joint ventures may not be successful. Our joint venture partners may have economic, business or legal interests or goals that are inconsistent with ours, or those of the joint venture. Moreover, if our joint venture partners fail to invest in the joint venture in the manner that is anticipated or otherwise fail to meet their contractual obligations, the joint venture may be unable to adequately perform and conduct its operations, requiring us to make additional investments or perform additional services to ensure the adequate performance and delivery of products and/or services to the joint venture’s customers, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Failure by us, or an entity in which we have a joint venture interest, to adequately manage the risks associated with such joint venture could have a material adverse effect on the financial condition or results of operations of our joint venture and, in turn, our business, financial condition, cash flows and results of operations.
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

We are exposed to fluctuations in foreign currency exchange rates, primarily the Japanese Yen, from our international operations. We translate revenues and other results denominated in foreign currencies into U.S. dollars for our condensed consolidated financial statements. If the U.S. dollar strengthens relative to foreign currencies, particularly the Japanese Yen, there will be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar and may distort period to period comparisons. For example, our loss from foreign currency exchange rate fluctuations was $0.5 million and $0.1 million for the nine months ended

December 31, 2023 and 2022, respectively. While we recently began to hedge against certain exchange rate risks in an effort to minimize the impact of currency exchange rate fluctuations, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates. These hedges may not fully offset the negative impacts on our financial condition from currency exchange rate fluctuations. To the extent that these hedges are inadequate, or if there are significant currency exchange rate fluctuations in currencies for which we do not have hedges in place, our reported financial results could be materially adversely affected. Furthermore, if a financial counterparty to our hedges experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses.

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
We are a development stage company with 128 employees as of December 31, 2023 and are subject to the strains of ongoing development and growth, which has placed significant demands on our management and our operational and financial infrastructure. To manage any growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

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

Under section 721 of the U.S. Defense Production Act of 1950, as amended (the “DPA”), the U.S. President has the power to disrupt or block certain foreign investments in U.S. businesses if the President determines that such a transaction threatens U.S. national security. CFIUS has the authority to conduct national security reviews of certain foreign investments. CFIUS may clear a transaction, negotiate or impose mitigation measures as a perquisite to granting clearance of a transaction, or recommend that the President impose conditions or block the transaction or force divestment if the transaction has closed. The Foreign Investment Risk Review Modernization Act (“FIRRMA”), enacted in 2018, amended the DPA to, among other things, expand CFIUS’s jurisdiction beyond acquisitions of control of U.S. businesses. Now, CFIUS also has jurisdiction over certain foreign non-controlling investments in U.S. businesses that involve critical technology or critical infrastructure, or that collect and maintain sensitive personal data of U.S. citizens (“TID U.S. Businesses”). We are a TID U.S. Business because we develop and design technologies that would be considered critical technologies. Certain foreign investments in TID U.S. Businesses are subject to mandatory filing with CFIUS. We have received and may continue to receive foreign investments, some of which may be subject to CFIUS jurisdiction. The enhanced scrutiny and potential restrictions on the ability of foreign persons to invest in us could limit our ability to engage in strategic transactions that could benefit our stockholders, including a change of control, and could also affect the price that an investor may be willing to pay for our common stock.
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
We have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In connection with the audit of our consolidated financial statements for the years ended March 31, 2023 and 2022, we identified one material weakness in our internal control over financial reporting related to insufficient personnel with technical accounting knowledge and financial reporting experience resulting in inadequate performance of review controls with respect to certain areas of our financial statements. Accordingly, we were not able to assert that our internal control over financial reporting was effective as of March 31, 2023 or March 31, 2022. Additionally, during the period covered by this Report, we identified a material weakness related to our revenue recognition policies and procedures.
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
Management has initiated corrective actions and procedures to remediate the identified material weaknesses, including hiring additional personnel with technical accounting knowledge and financial reporting experience, and has started to implement processes to support the complexity of our financial statements. Remediation of the material weaknesses will require management attention and cause us to incur additional expenses, and is dependent on our ability to raise significant additional funding to support our operations, including these initiatives. If we fail to remediate the material weaknesses, or if we are unable to maintain effective controls and procedures in the future, our ability to record, process, summarize and report financial information accurately and within the time periods specified in SEC rules and forms could be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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
As of February 6, 2024, KKR Phorm Investors L.P. (“Phorm”) beneficially owned approximately 38.9% of our outstanding common stock, and our executive officers and directors, together with holders of ten percent or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 40.9% of our outstanding common stock. As a result, these stockholders, acting together, or Phorm individually, have the ability to significantly impact the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together or Phorm individually, have the ability to significantly impact the management and affairs of our company. Pursuant to the terms of a stockholders agreement with Phorm (the “Phorm Stockholders Agreement”), Phorm has the right to nominate (i) a majority of the board so long as it beneficially owns at least 40% of our then-outstanding shares of common stock, (ii) 33% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 20% but less than 40% of our then-outstanding shares of common stock, and (iii) 10% of the directors (rounded up to the nearest whole number) so long as it beneficially owns at least 10% but less than 20% of our then-outstanding shares of common stock. Further, pursuant to the Phorm Stockholders Agreement, so long as Phorm beneficially owns 20% or more of the outstanding shares of our common stock, we will take all necessary action to cause a director nominated by Phorm to serve as chair of our board of directors.

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
Pursuant to registration statements that were declared effective by the SEC on December 1, 2021, December 27, 2021, July 13, 2022 and May 1, 2023 (collectively, the “Resale Registration Statements”), we registered shares of our common stock for resale by the stockholders named therein. Pursuant to the registration rights agreements we entered into with certain holders of our securities, subject to certain exceptions, if (i) the Resale Registration Statements cease to remain continuously effective or such holders are otherwise not permitted to utilize the Resale Registration Statements to resell their registrable securities for a period of more than 15 consecutive trading days, or (ii) trading of our common stock is suspended or halted for more than three full, consecutive trading days, we could be subject to certain liquidated damages up to a maximum amount equal to the aggregate purchase price paid by the holders for their registrable securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
All unregistered sales of equity securities during the three months ended December 31, 2023 were previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.
Not applicable

Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Report	Form	Exhibit No.	Filing Date	SEC File No.
2.1*	Agreement and Plan of Merger, dated January 10, 2024, among Renesas Electronics America Inc., Renesas Electronics Corporation, Travis Merger Sub, Inc. and Transphorm, Inc.		8-K	2.1	January 11, 2024	001-41295
4.1	Form of Inducement Warrant to Purchase Shares of Common Stock, issued December 21, 2023		8-K	4.1	December 28, 2023	001-41295
10.1	Form of Warrant Exercise Inducement Letter, effective December 21, 2023		8-K	10.1	December 28, 2023	001-41295
10.2†	Equipment Purchase and Sale Agreement, effective December 21, 2023, by and between Transphorm, Inc. and GlobalWafers Co., Ltd.		8-K	10.2	December 28, 2023	001-41295
10.4*	Voting and Support Agreement, dated as of January 10, 2024, by and between Renesas Electronics America Inc. and KKR Phorm Investors L.P.		8-K	10.1	January 11, 2024	001-41295
10.5	Outside Director Compensation Policy	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

* Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Transphorm will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request. Transphorm may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.
† Certain identified information has been excluded from the document because it is not material and is the type the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transphorm, Inc.

Date:	February 20, 2024	By:	/s/ Primit Parikh
Primit Parikh
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Cameron McAulay
Cameron McAulay
Chief Financial Officer
(Principal Financial and Accounting Officer)